Form 10-Q
period 1996-09-30
TURTLEBACK MOUNTAIN GOLD CO INC
filed 1996-11-15
CIK 1011722

=================================================================

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended November 30, 1996.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:

                 -------------------------------
                 Commission file number 333-3074
                 -------------------------------

               TURTLEBACK MOUNTAIN GOLD CO., INC.
    (Exact name of Registrant as specified in its charter.)

     ARIZONA                            86-0790266
(State of other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)

                     528 Fon du Lac Drive
                 East Peoria, Illinois   61611
  (Address of principal executive offices including zip code.)

                        (309) 699-8725
    (Registrant's telephone number, including area code.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES            NO
(Not subject to filing requirements until August 16, 1996.)

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at February 13, 1996 was 996,500 shares.

=================================================================

                                                   PART I

ITEM 1.   FINANCIAL STATEMENTS.



                                             PAGE
     INDEX                                   NUMBER


     Accountants' Report                     F-1


     Balance Sheet as of September 30, 1996 and
     December 31, 1995                       F-2

     Statement of Loss and accumulated deficit
      for the period from inception (March 22, 1995)
      through September 30, 1996             F-3

     Statement of Changes in Stockholders' Equity
      for the period from inception (March 22, 1995)
      through September 30, 1996             F-4

     Statement of Cash Flows for the period from
      inception (March 22, 1995) through
      September 30, 1996                     F-5

     Notes to Financial Statements           F6-F7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Turtleback Mountain Gold Co.,Inc.


We have audited the accompanying balance sheet of Turtleback Mountain Gold Co., Inc. (A Development Stage Company) as of December 31, 1995 and the related statements of operations, changes in stockholders' equity and cash flows for the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turtleback Mountain Gold Co., Inc. (A Development Stage Company) at December 31, 1995, and the results of its operations, changes in stockholders' equity and its cash flows for the period ended December 31, 1995, in conformity with generally accepted accounting principles.

We have not audited the balance sheet as of September 30, 1996, or the related statements of loss and accumulated deficit and cash flows for the three and nine months ended September 30, 1996, and accordingly, do not express an opinion or any other form of assurance on them.


                                   Robert Moe & Associates, P.S.
                                   Certified Public Accountants
Spokane, Washington
March 4, 1996

                TURTLEBACK MOUNTAIN GOLD CO., INC.
                  (A Development Stage Company)
                          BALANCE SHEET
             September 30, 1996 and December 31, 1995

                              ASSETS

                                   September
                                   30, 1996       December 31,
                                   (Unaudited)    1995
CURRENT ASSETS
  Cash                             $   2,913      $    521
  Accounts receivable                                1,500
                                    --------       -------
    Total current assets               2,913         2,021

OTHER ASSETS
  Organization costs                     685           685
  Deferred registration costs         28,674        30,200
  Mining claims (8)                   13,000        13,000
                                    --------       -------
                                   $  45,272      $ 45,906
                                    ========       =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                 $   None       $   None

STOCKHOLDERS' EQUITY
  Common stock - $.00001 par value,
   3,000,000,000 shares authorized,
   498,000,000 shares issued          4,980          4,980
  Preferred Stock - $.00001 par value,
   400,000,000 shares authorized, 0
   shares issued                         --             --

  Additional paid in capital         52,470         52,470
                                   --------        -------
                                     57,450         57,450
  Less stock subscriptions
     receivable                      (1,450)        (1,450)
                                    -------        -------
                                     56,000         56,000
  Deficit accumulated during the
   development stage                (10,728)       (10,094)
                                    -------       --------
        Total Stockholders' Equity   45,272         45,906
                                    -------        -------
                                   $ 45,272       $ 45,906
                                    =======        =======

          See accompanying notes to financial statements

                TURTLEBACK MOUNTAIN GOLD CO., INC.
                  (A Development Stage Company)

            STATEMENT OF LOSS AND ACCUMULATED DEFICIT
          for the period from inception (March 22, 1995)
                    through September 30, 1996

                                                          Cumulative
                                                          during
                                                          development
                                                          stage from
               Three          Nine                        inception
               Months         Months         Inception    (03-22-95)
               Ended          Ended          (03-22-95)   through
               09-30-96       09-30-96       through      09-30-96
               (Unaudited)    (Unaudited)    12-31-95     (Unaudited)
INCOME         $  1,081      $  1,081        $    203     $  1,284

OPERATING
 EXPENSES         1,400         1,715          10,297       12,012

NET INCOME
  (LOSS)       $   (319)     $   (634)       $(10,094)    $(10,728)
                =======        =======        =======      =======

NET INCOME
  PER SHARE    $    NIL      $    NIL        $    NIL      $    NIL
                =======       =======         =======       =======


     The company is in the development stage and has not commenced operations.


















          See accompanying notes to financial statements

                TURTLEBACK MOUNTAIN GOLD CO., INC.
                  (A Development Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY
        March 22, 1995 (Inception) through September 30, 1996


                                        Additional     Retained
                          Common Stock  Paid-in        Earnings
                    Shares    Amount    Capital        (Deficit)
BALANCE
  Inception 03/22/95     --   $     --  $      --      $    --

ADD:
  Sale of 188,000,000 shares
  of common stock for $44,450
  cash              188,000,000       1,880     42,570

  Sale of 310,000,000 shares
  of common stock for mining
  claims at a value of
  $13,000           310,000,000       3,100     9,900
                    -----------     -------   -------        --------

Net loss for the period                                       (10,094)

BALANCE, 12/31/95   498,000,000       4,980    52,470         (10,094)

Net loss for the nine months
 ended September 30, 1996
 (Unaudited)                                                    (634)
                    -----------     -------   -------        -------

BALANCE, September 30, 1996
 (Unaudited)        498,000,000    $  4,980  $ 52,470       $(10,728)
                    ===========     =======   =======        =======













          See accompanying notes to financial statements

                    TURTLEBACK MOUNTAIN GOLD CO., INC.
                       (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
               for the period from inception (March 22, 1995)
                        through September 30, 1996

                                                                     Cumulative
                                                                     during
                                                                     development
                                                                     stage from
                         Three          Nine                         inception
                         Months         Months         Inception     (03-22-95)
                         Ended          Ended          (03-22-95)    through
                         09-30-96       09-30-96       through       09-30-96
                         (Unaudited)    (Unaudited)    12-31-95      (Unaudited)
CASH FLOWS PROVIDED (USED) IN OPERATIONS
 Net loss for the period $   (319)      $   (634)      $(10,094)     $(10,728)
 (Increase) decrease
  in accounts receivable    1,500          1,500         (1,500)
 (Decrease) in accounts
   payable                 (4,845)
                          -------        -------        -------       -------
                           (3,664)           866        (11,594)      (10,728)
                          -------        -------        -------       -------
CASH FLOWS PROVIDED (USED) IN
 INVESTING ACTIVITIES         --              --             --            --
                          ------          ------        -------        ------
CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
 Proceeds from sale
  of stock                   --               --          43,000       43,000
 Payment of deferred registration
  and organization costs  5,664            1,526         (30,885)     (29,359)
                         ------           ------         -------      -------
                          5,664            1,526          12,115       13,641
                         ------           ------         -------      -------
NET INCREASE (DECREASE)
  IN CASH                 2,000            2,392             521        2,913
CASH BEGINNING
  OF PERIOD                 913              521              --           --
                         ------           ------         -------      -------
CASH END OF PERIOD     $  2,913         $  2,913        $    521     $  2,913
                          =======        =======         =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest        $ -0-     $ -0-     $ -0-
    Income taxes    $ -0-     $ -0-     $ -0-

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
     Mining claims were transferred to the Company in exchange for 310,000,000 shares of common stock and is reflected in the balance sheet at the transferor cost of $13,000. The mining claims were appraised in October 1986 for an amount that exceeds the value reflected in the balance sheet by Marston & Marston, Inc. (engineers to the mining industry).

              See accompanying notes to financial statements



                TURTLEBACK MOUNTAIN GOLD CO., INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization: The Turtleback Mountain Gold Co., Inc. was incorporated on March 22, 1995, under the laws of the State of Arizona. The Company has adopted a year ending on December 31.

     The Company was organized to use the limited funding it obtained from its original shareholders for organizational matters and preparation of an offering. The Company intends to exchange stock for mining claims.

     Because of the speculative nature of the Company, there are significant risks which are summarized as follows:

          Newly formed company with no operating history and minimal assets.

          Limited funds available for acquisition.

          Management is inexperienced and offers limited time commitment.

          Conflict-of-interest, as all employees have other part-time or full-time employment.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

     Summary of Significant Accounting Principles: Deferred registration costs will include fee payments for legal expenses relating to the proposed public stock offering. If the offering is successful, certain of the legal fees will be charged to additional paid-in capital. If unsuccessful, all such costs will be charged to operations.

     Mining claims transferred to the Company were recorded at the transferor cost basis.

     Mining claims will be reviewed annually by management for continued valuation or impairment. Management will consider the estimated undiscounted future cash flows and write off claims abandoned or impaired. Management intends to adopt
     Financial Accounting Standards No. 121 effective  January 1,
     1996. The adoption would not impact the financial statements at December 31, 1995.



                TURTLEBACK MOUNTAIN GOLD CO., INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS


2.   STOCKHOLDERS' EQUITY

     Incorporation shares: Upon incorporation, the Company had a total of 498,000,000 shares subscribed.

     Proposed public stock offering: The Company intends to issue up to four hundred million (400,000,000) Units in exchange for up to one hundred twelve (112) mining claims located in La Paz, Maricopa, and Yuma counties, Arizona.
     Each Unit consists of one share of Common Stock; one warrant to purchase one share of Common Stock at an exercised price of $0.01 per warrant ("Class A Warrants"); and, one warrant to purchase one share of Common Stock at an exercise price of $0.02 per warrant ("Class B Warrants"). The Warrants may be redeemed by the Company at any time upon thirty (30) days written notice to the holders thereof at redemption price of $0.00001 per warrant. The Warrants are immediately detachable and separately tradable. The Warrants are exercisable up to five (5) years from the effective date of the offering unless called sooner.

3.   OFFICES AND EMPLOYEES

     The Company's office will be located at 4625 South Ash
     Avenue, Suite J1, Tempe, Arizona  85282.

     The Company currently has no full-time employees.

4.   MINING CLAIMS

     Eight mining claims were transferred to the company on June
     30, 1995 by "Quitclaim Deed" in exchange for 310,000,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor cost of $13,000. The mining claims were appraised in October 1986 for an amount that exceeds the value reflected in the balance sheet.

5.   REPRESENTATIONS OF MANAGEMENT

     The financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 have been prepared without audit. The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.







ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULT OF OPERATIONS.

Results of Operations - Inception (March 22, 1995) through
September 30, 1996

     The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Liquidity and Capital Resources

     The Company sold 498,000,000 shares of its Common Stock to nineteen persons and two corporations for $44,450 in cash and property. The cash and property has been used for organizational matters and preparation of the prospectus. The Company has no operating history and no material assets.

     The Company must obtain additional capital in order to fully develop its existing claims and the claims acquired in this offering. The Company intends to raise additional capital in the future through loans or the sale of common stock. There is no assurance that the Company will be able to raise such additional capital and in the event the Company is unable to raise such additional capital, the Company may have to substantially curtail its operations or entirely cease operations.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 14th day of November, 1996.


                         TURTLEBACK MOUNTAIN GOLD CO., INC.
                         (the "Registrant")

                         BY: /s/ Dale L. Runyon,
                             Secretary/Treasurer, Chief Financial
                             Officer and, a member of the Board
                             of Director


                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule


