Form 10KSB
period 1996-12-31
TURTLEBACK MOUNTAIN GOLD CO INC
filed 1997-08-19
CIK 1011722

                                             FORM 10-KSB

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C.   20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended - December 31, 1996

                                  OR

[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from

                   Commission file number 333-03074

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
        (Exact name of registrant as specified in its charter)

Arizona                                 86-0790266
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           Identification No.)

                         528 Fon du Lac Drive
                    East Peoria, Illinois   61611
    (Address of principal executive offices, including zip code.)

                            (309) 699-8725
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) YES [    ]   NO [  X  ]   (2) YES [  X  ]   NO [     ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

State Issuer's revenues for its most recent fiscal year. December 31, 1996 - $180.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. May 31, 1997 - $ -0-. There are approximately 116,164,545 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for the shares of Common Stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $1,161.65.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

          June 12, 1997 - 898,000,000 shares of Common Stock

Documents Incorporated by Reference

1. Form S-1 Registration Statement and all amendments thereto, which was declared effective by the Securities and Exchange Commission on August 16, 1996 and all exhibits thereto.

2. Form 10-Q for the period ending September 31, 1996 and any amendments thereto.


              Transitional Small Business Issuer Format
                       YES [  x  ]   NO [     ]

                          TABLE OF CONTENTS



Item 1.   Description of Business

Item 2.   Description of Property

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Market for Common Equity and Related Stockholder Matters

Item 6.   Management's Discussion and Analysis or Plan of Operation

Item 7.   Financial Statements

Item 8. Changes in and Disagreements with Accounting and Financial Disclosure

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          Of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

                                PART I

ITEM 1.   BUSINESS.

Background.

     Turtleback Mountain Gold Co., Inc. (the "Company") was formed on March 22, 1995, to engage in the business of identification, acquisition, exploration and, if warranted, development of mineral properties and the production of minerals therefrom. The mineralization of main exploratory interest is gold. No reserves have been delineated on the property, and to date the Company has not identified a commercially minable ore body.

     The Company currently owns the right to 136 claims. Eight claims were transferred to the Company on June 30, 1995 in exchange for 310,000,000 "restricted" shares of Common Stock. The Company believes that these claims may contain valuable ore deposits, however, there is no assurance that they in fact do.

     The Company issued 400,000,000 Units for 128 claims on November 16, 1996. Each Unit consisted of one share of Common Stock; one warrant to purchase one share of Common Stock at an exercised price of $0.01 per warrant ("Class A Warrants"); and, one warrant to purchase one share of Common Stock at an exercise price of $0.02 per warrant ("Class B Warrants"). The Warrants may be redeemed by the Company at any time upon thirty (30) days written notice to the holders thereof at redemption price of $0.00001 per warrant. The Warrants are exercisable up to August 16, 2001 (five years from the effective date) unless
called sooner.   The number of shares issued was based on the amount of
acreage owned by a claimant. The Company issued approximately 22,422 Units for each acre it acquired. The foregoing number of Units was arbitrarily determined by the Company and bore no relationship to the value of the claims. The four Red Raven II claims purchased from Maxam Gold Corporation have a royalty fee clause attached to them. The royalty fee is five percent (5%) of the net income from operations on the claims or $50,000.00 annually (which ever is greater) starting July 1, 1997.

     The Company's management believes that exploration is warranted on eight claims currently owned by the Company as indicated by current geology reports. Management's belief is predicated upon the report dated October 1986 prepared by William T. Marsten, P.E., deceased, which indicates that there are economically recoverable quantities of gold in the ore. However, there can be no assurance the occurrence, grade and quantity of gold or other precious metal mineralization will satisfy the cost of recovery. Currently, there are no known mineral deposits of economic significance on any of the Company's properties. Nevertheless, according to the Company's geological report, eight of the claims demonstrate mineralization features related to possible deposits of gold or other precious metals sufficient to merit further exploration. To date, the Company has not established any marketing plans or concluded any mineral reserves which may be located on the Company's claims.

     The Company anticipates funding the cost of exploration by the sale of common stock, loans, or possible joint venture projects with third parties. The Company has not identified any purchasers of common stock, lenders or joint venture partners as of the date of this prospectus and there is no assurance that any sales of common stock, loans or joint ventures will ever occur.

     The eight mining claims referred to previously were initially transferred to the Company in exchange for 310,000,000 shares of Common Stock and were valued at the transfors' cost of $13,000.

     The Company arbitrarily assigned a value of $50.00 to each claim exchanged for Units. All of the claims will be reviewed annually by management for continued valuation or impairment. Management will consider the estimated undiscounted future cash flows and write off claims abandoned or impaired. Management intends to adopt Financial Account Standards No. 121 effective January 1, 1996.

Property Location, Description and Access.

     The claims are located in La Paz, Maricopa and Yuma counties, Arizona. Parker is the county seat for La Paz County, Phoenix is the county seat for Maricopa County and Yuma is the county seat for Yuma County.

Title - Unpatented Claims.

     The Company owns or holds unpatented mining claims. The unpatented mining claims are possessory only and are held by right of location. Management believes that all of its unpatented claims are properly staked and recorded, and that it has the right to possession of them, and the right to remove minerals therefrom. Unpatented mining claims require a maintenance fee of $100 to be paid to the United States Government by August 31 each year. All maintenance fees have been paid to date. The claims have been properly recorded at the Bureau of Land Management, and with the various county recorders, in compliance with federal and state filing requirements.

History.

     To date there has been no exploration on the claims.

Geology.

     The sites lie within the Basin and Range province of Southwest Arizona. Each site is in the flat lying, gently sloping and relatively uncut area between and a long the adjacent mountains.

     The sites are covered (or filled) by basin fill that is recent to Pleistocene in age. The source areas for the basin fill are the surrounding ranges of hills and mountains. The basin fill is composed of unconsolidated gravel, sand, silt, clays, and possibly some glacial till and debris. The silt and clays are water deposited although there is evidence that some of the silty sand may be air-borne and deposited.

The gravel may or may not be water worn-usually the top or upper layers of coarser material are angular indicating that this material has not traveled far from its in-situ location.

Other Properties.

     Management may enter into new mining ventures with joint venturers, partners or other third parties. Such arrangements may be multi-party ventures to which the Company will contribute stock, cash and/or mineral interests. In such arrangements, the Company's participation in revenues and profits, if any, will be reduced. At this time, the Company has no agreement or understanding with any third parties for the formation of a joint mining operation.

     In determining the suitability of any property as a prospective acquisition, factors to be considered by the Company will include, but not be limited to, the following: (a) whether the asking price is competitive and permits possible appreciation in value; (b) condition of title; (c) whether the geological features of the property indicate the probable likelihood of gold mineralization of a commercial grade that is of sufficient quantity to justify further exploration and development; (d) time and expenses which will be involved in the exploration and development of the property; and, (e) procedure for exploration and development (individually or joint venture).

     Management, together with such professional advisors which the Company deems appropriate, will investigate prospective properties through on-site examination, reviewing available geologic reports or publications relating to the property, and a general field reconnaissance to secure preliminary information regarding characteristics of the property. If, from such preliminary reviews, management deems it advisable to further investigate the property, the Company may determine the condition of title and ownership by using abstractors or title companies, and may obtain a preliminary feasibility study by one or more geologists, mining engineers, or accountants. If, after the foregoing preliminary investigation, management determines that the property does not meet the Company's acquisition criteria, efforts to acquire the property would be abandoned, in which case costs incurred in conducting the investigation would not be recoverable. In the event the property is abandoned, the Company intends to reallocate the unexpended proceeds for the acquisition and/or exploration of other prospects.

Exploration.

     Since the claims are without known proven or probable reserves. The Company proposes to investigate and explore the possibility of high grade minerals in phases of exploratory work:

     Phase 1. Phase 1 exploratory work would entail conducting a survey to determine if the minerals lie within claim boundaries as staked by the Company. The Company estimates that the cost of Phase 1, will be $11,000.

     Phase 2. Conduct drilling exploratory work only if the data from Phase 1 exploratory work indicates a high probability of success in Phase 2 exploratory work. The Company estimates that the cost of Phase 2, will be $120,000.

     Subsequent Phases. Subsequent Phases are intended to determine if the minerals are commercially viable. Costs of Subsequent Phases are unknown and may require additional financing by the Company Subsequent Phases would be heavily dependent on Management's opinion and evaluation of the success of Phases 1 and 2 above.

     The foregoing are only estimates and should not be relied upon. Costs may vary depending upon unknown events which have impact upon exploration and development of the claims.

     The Company anticipates paying the costs of such exploration from funds advanced by the officers and directors of the Company in exchange for promissory notes. There is no assurance, however, that adequate funds will be available to complete the exploration of the claims. In the event adequate funds are not available to complete the exploration of the Claims an investor could loose his/her entire investment.

Environmental Controls.

     Mining and processing operations and exploration activities are subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws mandate, among other things, the maintenance of air and water quality standards, and the preservation of certain archeological sites. These laws also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste.

     Compliance with statutory environmental quality requirements may: necessitate significant capital outlays; materially affect the earning power of the Company; or may cause material changes in the Company's intended activities. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.

Competition and Markets.

     The Company faces extensive competition in the acquisition of properties suitable for the exploration and development of gold and other precious metals. Many of the Company competitors have greater financial resources and more extensive operating histories that the Company. There is no assurance the Company will be able to begin exploration work which result in the discovery of commercially producible quantities of gold or other previous metals. In addition, there is no assurance that the Company's property interests can be economically maintained.

     The exploration and development of mineral properties, and the marketing of minerals, are affected by a number of facts which are beyond the Company's control. These factors include fluctuations in the market price of gold and previous minerals, availability of adequate transportation, marketing of competitive minerals, prices of fuels and fluctuating supply and demand for minerals.

Offices.

     The Company's headquarters and executive offices are located at 528 Fon du Lac Drive, East Peoria, Illinois 61611 and the telephone number is (309) 699-8725. The Company uses approximately 100 square feet of space at the aforementioned address rent free.

Employees.

     In addition to the retention of its Officers, the Company does not currently employ any full time or part-time employees. The Company anticipates adding employees as needed in the future.

Risk Factors.

     1. Exploration Stage Mining Company with No History of Operation. The Company is in its exploration stage, has no operating history and is subject to all the risks inherent in a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate.

     2. Huge Number of Shares Outstanding. There could be outstanding over 1.6 billion shares of common stock, assuming the exercise of all of the Class A and Class B Redeemable Warrants. Because of the huge number of shares that could be outstanding, it is likely that the market price, in the event a market for the shares develops, which there is no assurance, will be low and it is anticipated that the price of the shares will remain low. In addition it is anticipated that earnings per share will be minuscule. The Company believes offering a large number of shares, regardless of the price per share, will be more attractive to potential investors in light of the fact that there is no market for the Company's common stock. There is no assurance, however, that the foregoing belief is in fact correct.

     3. Securities are Subject to Penny Stock Rules. The Company's shares are "penny stocks" consequently they are subject to Securities and Exchange Commission regulations which impose sales practice requirements upon brokers and dealers to make risk disclosures to customers before effecting any transactions therein.

     4. No Commercially Mineable Ore Body. No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified.

     5. Risks Inherent in the Mining Industry. The Company is subject to all of the risks inherent in the mining industry including, without limitation, the following: competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties; in order to maintain possessory title to unpatented mining claims after discovery of valuable mineral deposits, the claim holder must pay fees; exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore; operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls; a large number of factors beyond the control of the Company, including fluctuations in gold, silver, or other mineral prices, inflation, and other economic conditions, will affect the economic feasibility of mining of precious metals, particularly gold and silver; mining activities are subject to substantial operating hazards some of which are not insurable or may not be insured due to economic considerations; the availability of water, which is essential to milling operations; and, interruptions caused by adverse weather conditions.

     6. Need for Additional Capital. The ability of the Company to ultimately conclude the exploration of its properties will depend upon its ability to raise additional capital or to enter into arrangements for such purposes with third parties. There can be no assurance that additional financing will not be required sooner than presently projected. There also can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be commercially acceptable to the Company.

     7. Nature of the Industry. Exploration, development and mining of mineral properties is highly speculative and involves unique and greater risks than are generally associated with other businesses. The Company's operations will be subject to all the operating hazards and risks normally incident to the exploration, development and mining of mineral properties, including risks enumerated above and below.

     8. Fluctuating price for gold. The Company's operations will be greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, the strength of the United States dollar, global and regional demand and political and economic conditions and production costs in major gold producing regions of the world.

     9. Unpatented Claims. The Company holds unpatented mining claims, which are possessory only and are held by right of location. These claims are subject to inherent hazards of non-recorded risks. Unpatented mining claims are subject to title hazards, and require payment of fees.

     10. Environmental Controls. Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company's intended activities. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.

     11. Governmental Regulation and Environmental Controls. The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling not only the exploration for and development of mineral properties, but also the possible effect of such activities upon the environment. In its mining operations, the Company will use certain equipment which will subject the Company to federal and state safety and health regulations. While the Company intends to act in compliance with all such regulations, any adverse ruling under any regulations, any imposition of a fine, or any imposition of more stringent regulations could require the Company to make additional capital expenditures that could impair its operations. The United State Congress is currently considering changes to the General Mining Laws of 1872. The exact nature and extent of any changes are unknown at this time, but it is anticipated that there may be changes affecting the cost of acquiring patented mining claims and the assessment work required to hold unpatented claims.

     12. No Dividends. The Company has paid no dividends since its inception and does not intend to pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings, if any, for use in its business operations.

     13. Preferred Shares Authorized. Although the Company does not presently intend to issue preferred shares, the holders of preferred shares, if and when issued, would more that likely, have rights superior to those of common shareholders. Any issuance of preferred shares would dilute the interest of the common shareholders.

     14. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers who will exercise control over the day to day affairs of the Company, and upon its Directors, most of whom are engaged in other activities and will devote limited time to the Company's activities, upon completion of this offering. The President will devote 25% of his time to the operation of the day to day affairs of the Company and the Secretary/Treasurer will devote 25% his time to the operation of the day to day affairs to the Company. There can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable.

     15. Issuance of Additional Shares. 1,302,000,000 shares of Common Stock or 43.40% of the 3,000,000,000 authorized shares of Common Stock of the Company remain unissued even if all of the Redeemable Warrants are exercised. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances.

Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to acquire equipment or services, or for other corporate purposes. Any additional issuance by the Company following the offering, from its authorized but unissued shares, would have the effect of further diluting the interest of investors in this offering.

     16.  Non-Arms's Length Transaction.  The number of shares of
Common Stock issued to present shareholders of the Company for cash and property was arbitrarily determined and may not be considered the product of arm's length transactions.

     17. Indemnification of Officers and Directors for Securities Liabilities. The Articles of Incorporation of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Arizona Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     18. Competition. The Company has competitors and potential competitors, many of whom may have considerably greater financial and other resources than the Company.

     19. Lack of Public Market for Securities. At present, no market exists for the Company's securities and there is no assurance that a regular trading market will ever develop or, if developed, that it will be sustained. A purchaser of shares may, therefore, be unable to resell the securities offered herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

     20. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. The shareholders purchasing in this offering may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     21. No Marketmaker. There is no assurance the Company's securities will be traded in the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "NASD"). The Company has no agreement with any member of the NASD to act as a marketmaker for the Company's securities. Although management intends to contact several broker/dealers concerning their possible participation as marketmakers in the Company's securities following the conclusion of this offering, there is no assurance management will be successful in obtaining a marketmaker. If the Company is unsuccessful in obtaining one or more marketmakers, the trading level and/or price of the Company's securities will be materially adversely affected.

     22. Possibility of Defective Title. The Company's interests in the properties are and will be in the form of unpatented mining claims acquired from third parties. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties related to such non-recorded facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, whether the minerals discovered were properly locatable as a lode claim or a placer claim as appropriate, whether sufficient annual assessment work has been performed since location as required by law, and possible conflicts with other claims not determinable from description of record. In the absence of a discovery of valuable minerals, a mining claims is open to location by others unless the owner is in actual possession of and diligently working the claim.

     23. Availability of Water Shortages of Supplies and Materials. Water is essential in all phases of the exploration for and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Water is known to be in short supply throughout the area where the Company intends to concentrate its mining activities. Furthermore, any water that may be found will be subject to acquisition pursuant to local, state federal water quality standards. The Company has not determined the availability of water, and has not determined the cost of compliance with any water quality restrictions. Both the lack of available water and the cost of complying with water quality regulations may make an otherwise viable project economically impossible to complete. The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for an evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. There is a possibility that planned operations may be subject to delays due to such shortages and that further price escalations will increase the costs of the Company.


ITEM 2.   DESCRIPTION OF PROPERTIES.

     The claims are located in La Paz, Maricopa and Yuma counties, Arizona. Parker is the county seat for La Paz County, Phoenix is the county seat for Maricopa County and Yuma is the county seat for Yuma County.

Title - Unpatented Claims.

     The Company owns or holds unpatented mining claims. The unpatented mining claims are possessory only and are held by right of location. Management believes that all of its unpatented claims are properly staked and recorded, and that it has the right to possession of them, and the right to remove minerals therefrom. Unpatented mining claims require the expenditure of $100 each per year to their benefit. All of the required expenditures and assessment work on the Company's property has been accomplished. The claims have been properly recorded at the Bureau of Land Management, and with the various county recorders, in compliance with federal and state filing requirements.

     The claims are as follows:

Title of                                          BLM       Claim     Section
Claim               County    Location            AMC       Number    Number
Lost Horse Peak     Maricopa  Township 7 South    317628    11-1      11
                              Range 1 West        317629    11-2
                                                  317630    11-4
                                                  317631    12-1      12
Vekol Valley        Maricopa  Township 8 South    330955    27-1      27
                              Range 1 East        330956    27-2
                                                  330957    27-3
                                                  330958    27-4
Red Raven II        Yuma      Township 4 South    315314    3-1       3
                              Range 12 West       315315    3-2
                                                  315316    3-3
                                                  315317    3-4
Salome              Lapaz     Township 6 North    332066    14-1      14
                              Range 13 West       332071    15-2      15
                                                  332072    15-3
                                                  332073    15-4
Winchester          Lapaz     Township 6 North    332112    6-3       6
                              Range 12 West       332113    6-4
                                                  332114    7-1       7
                                                  332115    7-2
Low Mountain        Lapaz     Township 7 North    332043    28-1      28
                              Range 12 West       332044    28-2
                                                  332045    28-3
                                                  332046    28-4
Socorro Peak        Lapaz     Township 6 North    332098    30-1      30
                              Range 11 West       332099    30-2
                                                  332100    30-3
                                                  332101    30-4
Happy Camp          Lapaz     Township 7 North    332030    8-1       8
                              Range 11 West       332031    8-2
                                                  332032    8-3
                                                  332033    8-4
Sacaton Flats       Maricopa  Township 3 South    329259    5-3       5
                              Range 10 West       329260    7-2       7
                                                  329261    7-4
                                                  329262    8-1       8
Red Raven II   Yuma           Township 4 South    329263    4-1       4
                              Range 12 West       329969    4-2
                                                  329264    4-3
                                                  329265    4-4
                                                  329266    9-1       9
                                                  329971    9-2
                                                  329973    10-1      10
                                                  329974    10-2

Title of                                          BLM       Claim     Section
Claim          County        Location             AMC       Number    Number
-------------------------------------------------------------------------------
Meltop         Maricopa      Township 2 South     331076    34-2      34
                             Range 3 West         331077    35-1      35
                                                  331078    35-2
                                                  331079    35-3
Tricia-
  Sheri-Ect    Maricopa     Township 2 South      323305    31-3      31
                            Range 2 West          323308    31-4
                            Township 2 South      323332    26-2      26
                            Range 3 West          323331    26-4
Meltop         Maricopa     Township 2 South      331049    20-3      20
                            Range 3 West          331050    20-4
                                                  331065    29-1      29
                                                  331066    29-2
Rainbow        Maricopa     Township 3 South      331090    7-3       7
                            Range 1 West          331091    18-1      18
                                                  331092    18-3
                                                  331093    19-1      19
Mobile         Maricopa     Township 3 South      331080    19-4      19
                            Range 1 East          331081    20-3      20
                                                  331082    29-1      29
                                                  331083    30-2      30
Rainbow
  Valley       Maricopa    Township 3 South       331106    11-1      11
                           Range 2 West           331107    11-2
                                                  331108    11-3
                                                  331109    11-4
Bosque         Maricopa    Township 6 South       329591    1-3       1
                           Range 3 West           328317    11-2      11
                                                  328319    11-4
                                                  329600    12-1      12
                                                  329601    12-3
                                                  329602    13-1      13
                                                  328320    14-1      14
                                                  328321    14-2
                           Township 5 South       329605    29-3      29
                           Range 3 West           330030    29-4
                                                  329606    30-3      30
                                                  329607    30-4
Coyote Peak    Lapaz       Township 2 North       329373    3-1       3
                           Range 13 West          329374    3-2
                                                  330478    3-3
                                                  330479    3-4
                                                  330490    8-1       8
                                                  330491    8-2
                                                  330492    8-3
                                                  330493    8-4
                                                  330554    28-1      28
                                                  330555    28-2
                                                  330556    28-3
                                                  330557    28-4
Coyote Well    Lapaz       Township 2 North       329573    12-3      12
                           Range 14 West          329572    12-4
                                                  329574    13-1      13
                                                  329575    13-2
Little Horn    Lapaz       Township 1 North       330333    2-1       2
                           Range 13 West          330334    2-2
                                                  330335    2-3
                                                  330336    2-4
                                                  330367    11-1      11
                                                  330368    11-2
                                                  330369    11-3
                                                  330370    11-4
                                                  330373    13-1
                                                  330374    14-1
                                                  330375    14-2


Title of                                          BLM       Claim     Section
Claim              County    Location             AMC       Number    Number
-------------------------------------------------------------------------------
continued
Little Horn        Lapaz     Township 1 North    330376    14-3
                             Range 13 West
Red Raven          Yuma      Township 3 South    329944    2-1       2
                             Range 12 West       329934    2-2
                                                 329946    2-3
                                                 329947    2-4
                                                 329964    34-2      34
                                                 329965    34-3
                                                 329966    34-4
                                                 329967    35-1      35
Charco Tank        Lapaz     Township 3 North    329485    17-3      17
                             Range 14 West       329486    17-4
                                                 329487    18-3      18
                                                 329488    18-4
Mike               Lapaz     Township 2 North    330295    6-1       6
                             Range 12 West       330296    6-2
                                                 330297    6-3
                                                 330298    6-4
Getz Well          Maricopa  Township 7 South    338174    34-1      34
                             Range 2 West        339175    34-2
                                                 338176    34-3
                                                 338201    34-4
Palomas            Yuma      Township 2 South    339721    1-1       1
                             Range 13 West       339722    1-2
                                                 337241    1-3
                                                 339723    1-4
                                                 337302    36-1      36
                                                 339796    36-2
                                                 339797    36-3
                                                 339798    36-4

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held one shareholders meeting on November 19, 1996. The only matter voted upon was the election of directors.

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

(a)  Market Information.

     At present, no market exists for the Company's securities and there is no assurance that a regular trading market will ever develop or, if developed, that it will be sustained. A purchaser of shares may, therefore, be unable to resell the securities offered herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

(b)  Holders.

     As of June 12, 1997, there were approximately 133 holders of the Registrant's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)  Dividends.

     The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Company sold 498,000,000 shares of its Common Stock to nineteen persons and two corporations for $44,450 in cash and property. The cash has been used for organizational matters and initial start-up.

     Included in the foregoing were eight mining claims transferred to the Company on June 30, 1995 by "Quitclaim Deed" in exchange for 310,000,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor's costs of $13,000.

     One hundred twenty-eight mining claims were transferred to the Company on November 16, 1996 by "Quitclaim Deed" in exchange for
400,000,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor cost of $66,076.

     The Company must obtain additional capital in order to fully develop its claims. The Company intends to raise additional capital in the future through loans or the sale of common stock. There is no assurance that the Company will be able to raise such additional capital. The Company has no operating history.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                  TURTLEBACK MOUNTAIN GOLD CO., INC.




                        FINANCIAL INFORMATION




                                                       PAGE
INDEX                                                  NUMBER


     Accountants' Report                                    F-1


     Balance Sheet as of December 31, 1996 and 1995         F-2

     Statement of Loss and accumulated deficit
      for the period from inception (March 22, 1995)
      through December 31, 1996                             F-3

     Statement of Changes in Stockholders' Equity
      for the period from inception (March 22, 1995)
      through December 31, 1996                             F-4

     Statement of Cash Flows for the period from
      inception (March 22, 1995) through
      December 31, 1996                                     F-5

     Notes to Financial Statements                          F-6 - F-7

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Turtleback Mountain Gold Co.,Inc.


We have audited the accompanying balance sheet of Turtleback Mountain Gold Co., Inc. (A Development Stage Company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turtleback Mountain Gold Co., Inc. (A Development Stage Company) at December 31, 1996 and 1995, and the results of its operations, changes in stockholders' equity and its cash flows for the periods ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.




                                   Robert Moe & Associates, P.S.
                                   Certified Public Accountants



Spokane, Washington
February 21, 1997

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)
                            BALANCE SHEET
                      December 31, 1996 and 1995

                                ASSETS

                                        1996           1995
CURRENT ASSETS
  Cash                                  $   3,536      $    521
                                        ---------      --------
    Accounts receivable                     1,500
     Total current assets                   3,536         2,021

OTHER ASSETS
    Organization costs (net of $137
     amortization 1996, -0- 1995)             548           685
  Deferred registration costs              30,200
    Mining claims                          79,076        13,000
                                        ---------      --------
                                        $  83,160      $ 45,906
                                        =========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                      $ 11,000       $   None
                                        --------       --------
STOCKHOLDERS' EQUITY
  Common stock - $.00001 par value,
   3,000,000,000 shares authorized,
     898,000,000-1996 and 498,000,000-
      1995 shares issued                   8,980          4,980
  Preferred Stock - $.00001 par value,
   400,000,000 shares authorized, 0
    shares issued                             --             --

  Additional paid in capital              77,708         52,470
                                        --------       --------
                                          86,688         57,450

  Less stock subscriptions receivable         --         (1,450)
                                        --------       --------
                                          86,688         56,000
  Deficit accumulated during the
   development stage                     (14,528)       (10,094)
                                        --------       --------
        Total Stockholders' Equity        72,160         45,906
                                        --------       --------
                                        $ 83,160       $ 45,906
                                        ========       ========

            See accompanying notes to financial statements

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)
              STATEMENT OF LOSS AND ACCUMULATED DEFICIT
            for the period from inception (March 22, 1995)
                      through December 31, 1996

                                                       Cumulative
                                                       during
                                                       development
                                                       stage from
                                                       inception
                                        03-22-95       (03-22-95)
                                        through        through
                         1996           12-31-95       12-31-96
INCOME                   $    180       $     203      $     383

OPERATING EXPENSES          4,614          10,297         14,911
                         --------       ---------      ---------

NET INCOME (LOSS)        $ (4,434)      $ (10,094)     $ (14,528)
                         ========       =========      =========

NET INCOME PER SHARE     $    NIL       $     NIL      $     NIL
                         ========       =========      =========


    The company is in the development stage and has not commenced operations.




















            See accompanying notes to financial statements

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY
           March 22, 1995 (Inception) through December 31, 1996

                                                       Additional   Retained
                                  Common Stock         Paid-in      Earnings
                              Shares         Amount    Capital      (Deficit)
BALANCE
   Inception March 22, 1995            --    $    --   $      --    $      --

ADD:
   Sale of 188,000,000 shares
    of common stock for
    $44,450 cash              188,000,000      1,880      42,570

   Sale of 310,000,000 shares
    of common stock for mining
    claims at a value of
    $13,000                   310,000,000      3,100       9,900

Net loss for the period                                               (10,094)
                             -----------     -------   ---------     --------

BALANCE, December 31, 1995    498,000,000      4,980      52,470      (10,094)

ADD:
   Sale of 400,000,000
    shares of common stock
    for mining claims at a
    value of $66,076          400,000,000      4,000      62,076

Deferred registration costs
 charged to paid-in-capital                              (36,838)

Net loss for 1996                                                      (4,434)
                              -----------    -------   ---------     --------

BALANCE, December 31, 1996    898,000,000    $ 8,980   $  77,708     $(14,528)
                              ===========    =======   =========     ========













            See accompanying notes to financial statements

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
            for the period from inception (March 22, 1995)
                      through December 31, 1996

                                                                Cumulative
                                                                during
                                                                development
                                                                stage from
                                                                inception
                                                   03-22-95     (03-22-95)
                                                   through      through
                                      1996         12-31-95     12-31-96
CASH FLOWS PROVIDED (USED)
IN OPERATIONS
  Net loss for the period             $  (4,434)   $ (10,094)   $ (14,528)
  Noncash expense included:
  Amortization of organization costs        137                       137
   (Increase) decrease
     in accounts receivable               1,500       (1,500)          --
   Increase in accounts payable          11,000           --       11,000
                                      ---------     --------    ---------
                                          8,203      (11,594)      (3,391)
                                      ---------    ---------    ---------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES                         --           --          --
                                       --------    ---------   ---------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES
  Proceeds from sale of stock             1,450      43,000       44,450
  Payment of deferred registration
   and organization costs                (6,638)    (30,885)     (37,523)
                                       --------   ---------    ---------
                                         (5,188)     12,115        6,927
                                       --------    --------    ---------
NET INCREASE (DECREASE) IN CASH           3,015         521        3,536

CASH BEGINNING OF PERIOD                    521          --           --
                                       --------   ---------    ---------
CASH END OF PERIOD                     $  3,536   $     521    $   3,536
                                       ========    ========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                       $    -0-  $    -0-  $     -0-
    Income taxes                   $    -0-  $    -0-  $     -0-

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Mining claims were transferred to the Company during 1995, in exchange for 310,000,000 shares of common stock and is reflected in the balance sheet at the transferor cost of $13,000. The mining claims were appraised in October 1986 for an amount that exceeds the value reflected in the balance sheet by Marston & Marston, Inc. (engineers to the mining industry). Mining claims were transferred to the Company during 1996 in exchange for 400,000,000 shares of common stock and is reflected in the balance sheet at the transferor cost of $66,076.

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

     The Company was organized to use the limited funding it obtained from its original shareholders for organizational matters and preparation of an offering. The Company exchanged stock for mining claims.

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

     Summary of Significant Accounting Principles: Organization costs will be amortized over sixty (60) months beginning January 1, 1996.

     Mining claims transferred to the Company were recorded at the transferor cost basis.

     Mining claims are reviewed annually by management for continued valuation or impairment. Management will consider the estimated undiscounted future cash flows and write off claims abandoned or impaired. Management elected to adopt Financial Accounting Standards No. 121 effective January 1, 1996. The adoption did not impact the financial statements at December 31, 1995.

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

2.   STOCKHOLDERS' EQUITY

     Incorporation shares: Upon incorporation, the Company had a total of 498,000,000 shares subscribed.

     Public stock offering: On November 16, 1996, the Company issued four hundred million (400,000,000) units in exchange for one hundred twenty eight (128) mining claims located in La Paz, Maricopa, and Yuma counties, Arizona. Each Unit consists of one share of Common Stock; one warrant to purchase one share of Common Stock at an exercised price of $0.01 per warrant ("Class A Warrants"); and, one warrant to purchase one share of Common Stock at an exercise price of $0.02 per warrant ("Class B Warrants"). The Warrants may be redeemed by the Company at any time upon thirty (30) days written notice to the holders thereof at redemption price of $0.00001 per warrant. The Warrants are immediately detachable and separately tradable. The Warrants are exercisable up to five (5) years from the effective date of the offering unless called sooner.

3.   OFFICES AND EMPLOYEES

     The Company's office are located at 528 Fon du Lac Drive, East Peoria, Illinois 61811.

     The Company currently has no full-time employees.

4.   MINING CLAIMS

     Eight mining claims were transferred to the company on June 30, 1995 by "Quitclaim Deed" in exchange for 310,000,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor cost of $13,000.

     One hundred twenty-eight mining claims were transferred to the Company on November 16, 1996 by "Quitclaim Deed" in exchange for 400,000,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor cost of $66,076.

     The Four (4) Red Raven II claims purchased from Maxam Gold
     Corporation has a Royalty Fee clause attached to them. The royalty fee is Five (5) percent of the net income from operations on the claims or $50,000.00 annually (which ever is greater) starting July 1, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None; not applicable.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.

     The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 1996, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                        Date of        Date of
                    Position            Election of    Termination
Name                Held                Designation    or Resignation

Alan Hubbard        President and a     1996
                    Member of the
                    Board of Directors

Dale L. Runyon      Secretary/Treasurer 1995
                    Chief Financial Officer
                    and a member of the
                    Board of Directors

Robert M. Brown     Member of the       1995           [1]
                    Board of Directors

Richard G. Steeves  Member of the       1996
                    Board of Directors

[1]  Mr. Brown resigned as President on October 31, 1996.


Term of Office

     The terms of office of the current directors continue until the annual meeting of stockholders, which the Bylaws provide shall be held on the third Friday of November of each year; officers are elected at the annual meeting of the board of directors, which immediately follows the annual meeting of stockholders.

Alan Hubbard - President and a member of the Board of Directors of the Company.

     Mr. Hubbard was elected to the Board of Directors on November 19, 1996. From May 1988 to the present, Mr. Hubbard has been the President and Chief Executive of Al Hubbard Associates, Inc., a Texas corporation. Since July 1995, Mr. Hubbard has been the President and a member of the Board of Directors of Maxam Gold Corporation, a Utah corporation. Maxam Gold Corporation is a natural resource company. Since May 1996, Mr. Hubbard has been the President and a member of the Board of Directors of Phoenix Mining Company, a Nevada corporation. Phoenix Mining Company is a natural resource company. Mr. Hubbard received a B.A. from Bradley University.

Dale L. Runyon - Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors.

     Mr. Runyon is a founder of the Company. Since the Company's inception, he has been the Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors. Since 1978, Mr. Runyon has been a business consultant in the mining industry. As a consultant, he assists companies with economic analysis of potential mining properties and, in general, supervises "turnkey projects" from start to finish. Since 1986, Mr. Runyon has been the Chairman of the Board and Chief Executive Officer of Phoenix International Mining, Inc., a Nevada corporation. Since 1987, Mr. Runyon has been the Chairman of the Board and Chief Executive Officer of Maxam Gold Corporation, an Utah corporation, involved in the business of mining. Mr. Runyon received a B.A. from Knox College and is a retired Colonel in the United States Army.

Robert M. Brown - Member of the Board of Directors

     Mr. Brown is a founder of the Company. Since the Company's inception, he has been a member of the Board of Directors. From the Company's inception until October 31, 1996, Mr. Brown served as President of the Company. Since 1985, Mr. Brown has been a member of the Board of Directors of H.W.W. Foundation, a Colorado corporation, involved in the business of family investments. Mr. Brown received a B.A. from DePauw University, Greencastle, Indiana.

Richard G. Steeves - Member of the Board of Directors

     Since November 1996, Mr. Steeves has been a member of the Board of Directors. Since August 1994, Mr. Steeves has been the President and a member of the Board of Directors of JohsTe, Inc., an Illinois corporation. JohsTe, Inc. consults with companies on business management. From July 1978 to August 1993, Mr. Steeves was the controller and division manager of Southland Corporation. Southland Corporation, a Texas corporation, is an operator of a convenience store chain ("Seven-Eleven"). Since April 1993, Mr. Steeves has been the President and a member of the Board of Directors of Sandaz Corporation, a Nevada corporation. Sandaz Corporation is a natural resources company. Since April 1993, Mr. Steeves has been the President and a member of the Board of Directors of RGS Services, Inc., an Illinois corporation. RGS Services, Inc. consults with companies on business management, transportation and taxes. Mr. Steeves received a B.A. from Hampton Institute, Hampton, Virginia.

Family Relationships

     There are currently no family relationships between any directors or executive officers of the Company, either by blood or happenstance of marriage.

Involvement in Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

     No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and ten percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

                       SUMMARY COMPENSATION TABLE

                                        Long Term Compensation   Compensation
                Annual  Compensation              Awards         Payouts
(a)       (b)  (c)       (d)  (e)       (f)       (g)       (h)  (I)
Name                          Other          Restricted     LTIP All
and                           Annual    Stock               Pay- Other
Principal      $        $     Compen    Awards    Options/  Outs Compen
Position  Year Salary   Bonus sation($) $         SAR's(#)  ($)  sation$
          December 31
Alan Hubbard
 President &
 Director 1996 $ -0-    $0    $0        $0        0         $0   $0

Dale R. Runyon
 Treasurer &
 Director 1996 $ -0-    $0    $0        $0        0         $0   $0



Robert M.
  Brown
 Director 1996 $ -0-    $0    $0        $0        0         $0   $0

Richard G.
  Steeves
 Director 1996 $ -0-    $0    $0        $0        0         $0   $0

Named
Executive
Officers
None      n/a  $ -0-    $0    $0        $0        0         $0   n/a


Cash Compensation.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar year ended December 31, 1996, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the "Summary Compensation Table" of this Item.

Compensation of Directors.

     The Company's Board of Directors unanimously resolved that directors receive no compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

     No additional amounts are payable to the Company's directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangements.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's Common Stock as of December 31, 1996:

     Name and address              12/31/96
     of owner                 Shares         Percent

Maxam Gold Corporation[1]     76,000,000      8.46%
528 Fon du Lac Drive
East Peoria, IL 61611

Dale L. Runyon[2][3]          662,236,767    73.75%
528 Fon du Lac Drive
East Peoria, Illinois

          TOTAL               738,236,787    82.21%

[1] Dale Runyon, Alan Hubbard and Richard Steeves are officers and/or directors of Maxam Gold Corporation.

[2] Includes shares owned by Charco Tank Mining, LLC; Coyote Peak Mining, LLC; DLR Trust #3; Getzwell Mining, LLC; Little Horn Mining, LLC; Maxam Gold Corporation; Meltop Mining, LLC; Phoenix International Mining, Inc.; Rainbow Valley Mining, LLC.; Lost Horse Peak Trust; Uranco Trust #1; Uranco Trust #5; Tank Mountain Gold Co., Inc.; and, Uranco Mining, LLC., which Mr. Runyon is affiliated with.

[3] Does not include 305,330,164 Class A Warrants and 305,330,164 Class B Warrants to purchase up to 610,660,328 shares of Common Stock.

Security Ownership of Management

     The following table sets forth the shareholdings of the Company's directors and executive officer as of June 12, 1997:

                                   Shares Beneficially Owned
                              Number              Percent
Name & address                          06/12/97
Alan Hubbard[5]                20,000,000          2.23%
3140 Hampshire Court
Frisco, Texas   75034

Dale L. Runyon[2][4]          662,236,767         73.75%
528 Fon du Lac Drive
East Peoria, IL   61611

Robert M. Brown[1][3]          12,000,000          1.34%
528 Fon du Lac Drive
East Peoria, IL   61611

Richard G. Steeves              1,000,000          0.11%
1911 E. Meadowlake Drive
Mahomet, Illinois   61853

ALL OFFICERS                  695,236,767         77.44%

[1] Includes shares owned by the Estate of Teddi N. Brown; R. D. Brown; Brown Family Investments and the HWW Foundation.

[2] Includes shares owned by Charco Tank Mining, LLC; Coyote Peak Mining, LLC; DLR Trust #3; Getzwell Mining, LLC; Little Horn Mining, LLC; Maxam Gold Corporation; Meltop Mining, LLC; Phoenix International Mining, Inc.; Rainbow Valley Mining, LLC.; Lost Horse Peak Trust; Uranco Trust #1; Uranco Trust #5; Tank Mountain Gold Co., Inc.; and, Uranco Mining, LLC., which Mr. Runyon is affiliated with.

[3] Does not include 10,973,668 Class A Warrants and 10,973,668 Class B Warrants to purchase up to 21,957,336.

[4] Does not include 305,330,164 Class A Warrants and 305,330,164 Class B Warrants to purchase up to 610,660,328 shares of Common Stock.

[5] Does not include 20,000,000 Class A Warrants and 20,000,000 Class B Warrants to purchase up to 40,000,000 shares of Common Stock.

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000 other than the following:

     On March 31, 1995, the Company issued 498,000,000 shares of Common Stock to nineteen persons in exchange for $44,450 in cash and property. The foregoing includes shares issued to its officers and directors or affiliates thereof.

     The following table reflects the name of each officer and director and their affiliates, the amount of cash contributed by each and in the case of the 8-160 acre claims contributed by the Lost Horse Peak A Trust and the Phoenix International Mining, Inc., the dollar value assigned to the claims. The dollar value assigned to each claim was arbitrarily determined by the Company and claimant, and bears no relationship to the value of the claim.

                                        Amount of
                         Shares         Consideration  Date of
Name of Owner            Acquired       Cash/Other     Sale
-----------------------------------------------------------------------
William Brown              3,000,000    $ 3,000.00     2/13/95
H. W. W. Foundation        1,000,000    $ 1,000.00     3/25/95
Lost Horse Peak,
  A Trust                210,000,000    4-160 acre     02/21/95
                                        mining claims
Phoenix International
  Mining, Inc.           100,000,000    4 - 160 acre   02/21/95
                                        mining claims
Uranco Trust #5          145,000,000    $ 1,450.00     01/06/95

     Dale Runyon, the Company's Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors is the Trustee of the Uranco Trust #5; and affiliate and a Director of Phoenix International Mining, Inc.; and a Trustee of Lost Horse Peak A Trust. Further, Robert M. Brown, the Company's President and a member of the Board of Directors is a member of the Board of Directors of H.W.W. Foundation, a foundation which holds title to investments made by the Brown family.

     The transactions with the Lost Horse Peak A Trust and Phoenix International Mining, Inc. were arbitrarily decided by the Company and the respective party and were not at arms-length and were more favorable to the Company and less favorable to those entities than in an arm's length transaction with unaffiliated third parties. The basis for the foregoing statement is that Lost Horse Peak A Trust and Phoenix International Mining, Inc. would not have transferred the claims to the Company for 310,000,000 restricted shares of common stock in a start-up venture, but for the affiliation of Dale L. Runyon with the Company.

     The following table reflects the name of each officer and director and their affiliates that were issued in exchange for claims:

     Name                          Number of Units

Estate of Teddi N. Brown            5,174,334
R. M. Brown & R. D. Brown             125,000
Robert M. Brown                     5,299,334
Brown Family Investments              375,000
Charco Tank Mining LLC             10,000,000
Coyote Peak Mining LLC             40,000,000
DLR Trust #3                        1,691,397
Getzwell Mining LLC                10,000,000
Alan E. Hubbard                    20,000,000
Little Horn Mining LLC             30,000,000
Maxam Gold Corporation             76,000,000
Meltop Mining LLC                  10,000,000
Mike Mining LLC                    10,000,000
Rainbow Valley Mining LLC          40,000,000
Tank Mountain Gold Co., Inc.       20,000,000
Uranco Mining LLC                  34,375,000
Uranco Trust #5                     6,675,545
Uranco Trust #1                     2,123,923
Dale L. Runyon                      4,463,299

     To date, there have not been any transactions between the Company and its Officers, Directors, principal shareholders or affiliates other than as set forth above. If such transactions occur in the future, they will be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Exhibits

     The following documents are incorporated herein by reference from the Registrant's Form S-1 Registration Statement and all amendments thereto, which was declared effected by the Securities and Exchange Commission on August 16, 1996, and all exhibits thereto, as filed with the Commission:

Exhibit
  No.     Description

 3.1      Articles of Incorporation.

 3.2      Amended Articles of Incorporation.

 3.3      Bylaws of the Company.

 4.1      Specimen certificate for Common Stock.

 4.2      Specimen certificate for Class A Redeemable Warrants.

 4.3      Specimen certificate for Class B Redeemable Warrants.


     The following documents are incorporated herein:

27        Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of August, 1997.

                         TURTLEBACK MOUNTAIN GOLD CO., INC.
                         (Registrant)



                         BY:  /s/ Alan Hubbard, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 18th day of August, 1997.


SIGNATURES               TITLE                    DATE


/s/ Alan Hubbard         President and a member   August 18, 1997
Alan Hubbard             of the Board of Directors



/s/ Dale L. Runyon       Secretary/Treasurer,     August 18, 1997
Dale L. Runyon           Chief Financial Officer and
                         a member of the Board of
                         Directors

________________________ Member of the Board      ______________, 1997
Robert M. Brown          of Directors



/s/ Richard G. Steeves   Member of the Board      August 18, 1997
Richard G. Steeves       of the Board of Directors

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report material has been forwarded to securities holders of the Registrant during the period covered by this report or for the previous five calendar years ended December 31; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting stockholders to be held in 1997, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.