Form 10QSB
period 1997-03-30
TURTLEBACK MOUNTAIN GOLD CO INC
filed 1997-08-19
CIK 1011722

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

                         YES            NO x

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at February 13, 1996 was 996,500 shares.

=================================================================

                               PART I

ITEM 1.   FINANCIAL STATEMENTS.

                  TURTLEBACK MOUNTAIN GOLD CO. INC.




                        FINANCIAL INFORMATION




                                                            PAGE
     INDEX                                                  NUMBER


     Accountants' Report                                    F-1


     Balance Sheet as March 31, 1997 and
      December 31, 1996                                     F-2

     Statement of Loss and accumulated deficit
      for the period from inception (March 22, 1995)
      through March 31, 1997                                F-3

     Statement of Changes in Stockholders' Equity
      for the period from inception (March 22, 1995)
      through March 31, 1997                                F-4

     Statement of Cash Flows for the period from
      inception (March 22, 1995) through
      March 31, 1997                                        F-5

     Notes to Financial Statements                          F6-F7

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Turtleback Mountain Gold Co.,Inc.


We have audited the accompanying balance sheet of Turtleback Mountain Gold Co., Inc. (A Development Stage Company) as of December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turtleback Mountain Gold Co., Inc. (A Development Stage Company) at December 31, 1996, and the results of its operations, changes in stockholders' equity and its cash flows for the period ended December 31, 1996, in conformity with generally accepted accounting principles.

We have not audited the balance sheet as of March 31, 1997, or the related statements of loss and accumulated deficit and cash flows for the three months ended March 31, 1997, and accordingly, do not express an opinion or any other form of assurance on them.



                                   Robert Moe & Associates, P.S.
                                   Certified Public Accountants
Spokane, Washington
February 21, 1997

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)

                            BALANCE SHEET
                 March 31, 1997 and December 31, 1996

                                ASSETS

                              03-31-97
                              (Unaudited)      1996
CURRENT ASSETS
  Cash                        $    341       $   3,536
   Accounts receivable
                              --------       ---------
     Total current assets          341            3,536

OTHER ASSETS
  Organization costs (net of $137
   amortization                    548             548
  Mining claims                 79,076          79,076
                              --------       ---------
                              $ 79,965       $  83,160
                              ========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable            $ 15,300       $ 11,000
                              --------       --------
STOCKHOLDERS' EQUITY
  Common stock - $.00001 par value,
   3,000,000,000 shares authorized,
    898,000,000 shares issued    8,980          8,980
  Preferred Stock - $.00001 par value,
   400,000,000 shares authorized, 0
   shares issued                    --             --

  Additional paid in capital    77,708         77,708
                              --------       --------
                                86,688         86,688
  Deficit accumulated during the
   development stage           (22,023)       (14,528)
                              --------       --------
   Total Stockholders' Equity   64,665          72,160
                              --------       --------
                              $ 79,965       $ 83,160
                              ========       ========

            See accompanying notes to financial statements

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)

              STATEMENT OF LOSS AND ACCUMULATED DEFICIT
            for the period from inception (March 22, 1995)
                        through March 31, 1997

                                                       Cumulative
                                                       during
                                                       development
                         Three                         stage from
                         Months         Inception      inception
                         Ended          (03-22-95)     (03-22-95)
                         03-31-97       through        through
                         (Unaudited)    12-31-96       03-31-97
INCOME                   $     --       $     383      $     383

OPERATING EXPENSES          7,495          14,911         22,406
                         --------       ---------      ---------

NET INCOME (LOSS)        $ (7,495)      $ (14,528)     $ (22,023)
                         ========       =========      =========

NET INCOME PER SHARE     $    NIL       $     NIL      $    NIL
                         ========       =========      ========



    The company is in the development stage and has not commenced operations.



















            See accompanying notes to financial statements

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY
            March 22, 1995 (Inception) through March 31, 1997


                                                       Additional  Retained
                                  Common Stock         Paid-in     Earnings
                              Shares         Amount    Capital     (Deficit)
BALANCE
     Inception March 22, 1995          --    $    --   $      --   $    --

ADD:
     Sale of 188,000,000 shares
          of common stock for
          $44,450 cash        188,000,000      1,880      42,570

     Sale of 310,000,000 shares
          of common stock for mining
          claims at a value of
          $13,000             310,000,000      3,100       9,900

Net loss for the period                                           (10,094)
                              -----------    -------   --------- --------

BALANCE, December 31, 1995    498,000,000      4,980      52,470  (10,094)

ADD:
     Sale of 400,000,000
      shares of common stock
      for mining claims at a
      value of $66,076        400,000,000      4,000      62,076

Deferred registration costs
 charged to paid-in-capital                              (36,838)

Net loss for 1996                                                  (4,434)
                              -----------    -------   --------- --------
Balance, December 31, 1996    898,000,000      8,980      77,708  (14,528)

Net loss for the three
 months ended March 31,
 1997 (Unaudited)                                                  (7,495)
                              -----------    -------   --------  --------
BALANCE, March 31, 1997
 (Unaudited)                  898,000,000    $ 8,980   $ 77,708  $(22,023)
                              ===========    =======   ========  ========







            See accompanying notes to financial statements

                     TURTLEBACK MOUNTAIN GOLD CO., INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                for the period from inception (March 22, 1995)
                           through March 31, 1997

                                                       Cumulative
                                                       during
                                                       development
                              Three                    stage from
                              Months         Inception inception
                              Ended          (3-22-95) (03-22-95)
                              03-31-97       through   through
                              (Unaudited)    12-31-96  03-31-97
CASH FLOWS PROVIDED (USED)
IN OPERATIONS
 Net loss for the period      $ (7,495)      $(14,528) $ (22,023)
 Noncash expense included:
  Amortization of
   organization costs               --            137        137
  (Increase) decrease
   in accounts receivable           --             --         --
 Increase in accounts payable    4,300         11,000     15,300
                              --------       --------  ---------
                                (3,195)        (3,391)    (6,586)
                              --------       --------  ---------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES                --             --         --
                              --------       --------  ---------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES
  Proceeds from sale of stock       --         44,450     44,450
  Payment of deferred registration
   and organization costs           --        (37,523)   (37,523)
                              --------       --------  ---------
                                    --          6,927      6,927
                              --------       --------  ---------
NET INCREASE (DECREASE)
  IN CASH                       (3,195)         3,536        341

CASH BEGINNING OF PERIOD         3,536            --          --
                              --------       -------   ---------
CASH END OF PERIOD            $    341       $ 3,536   $     341
                              ========       =======   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                  $    -0-       $   -0-   $    -0-
    Income taxes              $    -0-       $   -0-   $    -0-

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

     Dated this 18th day of August, 1997.


                         TURTLEBACK MOUNTAIN GOLD CO., INC.
                         (the "Registrant")

                         BY: /s/ Dale L. Runyon, Secretary/Treasurer, Chief Financial Officer and, a member of the Board of Director

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule