Form 10QSB
period 1997-06-30
TURTLEBACK MOUNTAIN GOLD CO INC
filed 1997-08-22
CIK 1011722

=================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549


                              FORM 10-Q

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997.

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

                         YES            NO x

The number of shares outstanding of the Registrant's Common Stock, $0.00001 par value per share, at June 30, 1997 was 898,000,000 shares.

=================================================================

                               PART I

ITEM 1.   FINANCIAL STATEMENTS.

                  TURTLEBACK MOUNTAIN GOLD CO. INC.




                        FINANCIAL INFORMATION




                                                PAGE
    INDEX                                       NUMBER


    Accountants' Report                             F-1


    Balance Sheet as June 30, 1997 and
     December 31, 1996                              F-2

    Statement of Loss and accumulated deficit
     for the period from inception (March 22, 1995)
     through June 30, 1997                          F-3

    Statement of Changes in Stockholders' Equity
     for the period from inception (March 22, 1995)
     through June 30, 1997                          F-4

    Statement of Cash Flows for the period from
     inception (March 22, 1995) through
     June 30, 1997                                  F-5

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

We have not audited the balance sheet as of June 30, 1997, or the related statements of loss and accumulated deficit and cash flows for the six months ended June 30, 1997, and accordingly, do not express an opinion or any other form of assurance on them.



                            Robert Moe & Associates, P.S.
                            Certified Public Accountants
Spokane, Washington
February 21, 1997

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)

                            BALANCE SHEET
                 June 30, 1997 and December 31, 1996

                                ASSETS

                                06-30-97
                                (Unaudited)     1996
CURRENT ASSETS
  Cash                          $    499        $   3,536
   Accounts receivable
                                --------        ---------
    Total current assets             499            3,536

OTHER ASSETS
  Organization costs (net of $137
   amortization                      548              548
  Mining claims                   79,076           79,076
                                --------        ---------
                                $ 80,123        $  83,160
                                ========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable              $ 22,800        $ 11,000
                                --------        --------
STOCKHOLDERS' EQUITY
  Common stock - $.00001 par value,
   3,000,000,000 shares authorized,
    898,000,000 shares issued      8,980           8,980
  Preferred Stock - $.00001 par value,
   400,000,000 shares authorized, 0
   shares issued                      --              --

  Additional paid in capital      77,708          77,708
                                --------        --------
                                  86,688          86,688
  Deficit accumulated during the
   development stage             (29,365)        (14,528)
                                --------        --------
   Total Stockholders' Equity     57,323          72,160
                                --------        --------
                                $ 79,965        $ 83,160
                                ========        ========



            See accompanying notes to financial statements

                    TURTLEBACK MOUNTAIN GOLD CO., INC.
                       (A Development Stage Company)

                 STATEMENT OF LOSS AND ACCUMULATED DEFICIT
              for the period from inception (March 22, 1995)
                           through June 30, 1997

                                                        Cumulative
                                                        during
                                                        development
                    Three       Six                     stage from
                    Months      Months      Inception   inception
                    Ended       Ended       (3-22-95)   (3-22-95)
                    06-30-97    06-30-97    through     through
                    (Unaudited) (Unaudited) 12-31-96    06-30-97
INCOME              $     --    $      --   $     383   $     383

OPERATING EXPENSES     7,495       14,837      14,911      22,406
                    --------    ---------   ---------   ---------

NET INCOME (LOSS)   $ (7,495)   $ (14,837)  $ (14,528)  $ (22,023)
                    ========    =========   =========   =========

NET INCOME PER
  SHARE             $    NIL    $     NIL   $    NIL    $     NIL
                    ========    =========   ========    =========


 The company is in the development stage and has not commenced operations.




















              See accompanying notes to financial statements

                    TURTLEBACK MOUNTAIN GOLD CO., INC.
                       (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY
               March 22, 1995 (Inception) through June 30, 1997


                                                Additional  Retained
                                Common Stock    Paid-in     Earnings
                            Shares      Amount  Capital     (Deficit)
BALANCE
    Inception March 22, 1995             -- $    -- $      --   $     --

ADD:
    Sale of 188,000,000 shares
        of common stock for
        $44,450 cash            188,000,000   1,880    42,570

    Sale of 310,000,000 shares
        of common stock for mining
        claims at a value of
        $13,000                 310,000,000   3,100     9,900

Net loss for the period                                          (10,094)
                                ----------- ------- ---------   --------

BALANCE, December 31, 1995      498,000,000   4,980    52,470    (10,094)

ADD:
    Sale of 400,000,000
     shares of common stock
     for mining claims at a
     value of $66,076           400,000,000   4,000    62,076

Deferred registration costs
 charged to paid-in-capital                           (36,838)

Net loss for 1996                                                 (4,434)
                                ----------- ------- ---------   --------
Balance, December 31, 1996      898,000,000   8,980    77,708    (14,528)

Net loss for the six
 months ended June 30,
 1997 (Unaudited)                                                (14,837)
                                ----------- ------- --------    --------
BALANCE, June 30, 1997
 (Unaudited)                    898,000,000 $ 8,980 $ 77,708    $(29,365)
                                =========== ======= ========    ========








              See accompanying notes to financial statements

                     TURTLEBACK MOUNTAIN GOLD CO., INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                for the period from inception (March 22, 1995)
                            through June 30, 1997

                                                                    Cumulative
                                                                    during
                                                                    development
                                Three       Six                     stage from
                                Months      Months      Inception   inception
                                Ended       Ended       (3-22-95)   (03-22-95)
                                06-31-97    06-30-97    through     through
                                (Unaudited) (Unaudited) 12-31-96    06-30-97
CASH FLOWS PROVIDED (USED)
IN OPERATIONS
 Net loss for the period        $ (7,495)   $ (14,837)  $ (14,528)  $ (29,365)
 Noncash expense included:
  Amortization of
   organization costs                              --         137         137
  (Increase) decrease
   in accounts receivable                          --          --          --
 Increase in accounts payable     7,500        11,800      11,000      22,800
                               --------      --------   ---------   ---------
                                    158        (3,037)     (3,391)     (6,428)
                               --------      --------   ---------   ---------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES                 --            --          --          --
                               --------      --------   ---------   ---------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES
  Proceeds from sale of stock       --             --      44,450      44,450
  Payment of deferred registration
   and organization costs           --             --     (37,523)    (37,523)
                              --------       --------   ---------   ---------
                                    --             --       6,927       6,927
                              --------       --------   ---------   ---------
NET INCREASE (DECREASE)
  IN CASH                          158         (3,195)      3,536         499

CASH BEGINNING OF PERIOD           341          3,536          --          --
                              --------       --------   ---------   ---------
CASH END OF PERIOD            $    499       $    499   $   3,536   $     499
                              ========       ========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                  $    -0-       $   -0-    $    -0-    $     -0-
    Income taxes              $    -0-       $   -0-    $    -0-    $     -0-


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

3.  EMPLOYEES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Liquidity and Capital Resources

    The Company sold 498,000,000 shares of its Common Stock to nineteen persons and two corporations for $44,450 in cash and property. The cash has been used for organizational matters.

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

                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    Response:  See notes to consolidated financial statements.


ITEM 2. CHANGES IN SECURITIES

    Response:  None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Response:  None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Response:  None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 14th day of August, 1997.


                    TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (the "Registrant")

                    BY: /s/ Dale L. Runyon, Secretary/Treasurer, Chief
                        Financial Officer and, a member of the Board of
                        Director

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule