Form 10-Q/A
period 1997-03-31
TURTLEBACK MOUNTAIN GOLD CO INC
filed 1997-08-29
CIK 1011722

=================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549


                             FORM 10-Q\A

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997.

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

                         YES            NO x

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at April 10, 1997 was 898,000,000 shares.

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

3.   OFFICES AND EMPLOYEES

     The Company's office will be located at 528 Fon du Lac Drive, East Perioa, Illinois 61611.

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

     Dated this 25th day of August, 1997.


                         TURTLEBACK MOUNTAIN GOLD CO., INC.
                         (the "Registrant")

                         BY: /s/ Dale L. Runyon, Secretary/Treasurer, Chief Financial Officer and, a member of the Board of Director