Form 10-Q
period 1997-09-30
TURTLEBACK MOUNTAIN GOLD CO INC
filed 1997-11-13
CIK 1011722

=================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549


                              FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997.

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

                         YES  x         NO

The number of shares outstanding of the Registrant's Common Stock, $.00001 par value per share, at September 30, 1997 was 898,000,000 shares.

=================================================================

                               PART I

ITEM 1.   FINANCIAL STATEMENTS.

                  TURTLEBACK MOUNTAIN GOLD CO. INC.




                        FINANCIAL INFORMATION




                                                            PAGE
     INDEX                                                  NUMBER


     Accountants' Report                                    F-1

     Balance Sheet as September 30, 1997 and
      December 31, 1996                                     F-2

     Statement of Loss and accumulated deficit
      for the period from inception (March 22, 1995)
      through September 30, 1997                            F-3

     Statement of Changes in Stockholders' Equity
      for the period from inception (March 22, 1995)
      through September 30, 1997                            F-4

     Statement of Cash Flows for the period from
      inception (March 22, 1995) through
      September 30, 1997                                    F-5

     Notes to Financial Statements                          F6-F7

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Turtleback Mountain Gold Co., Inc.


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

We have not audited the balance sheet as of September 30, 1997, or the related statements of loss and accumulated deficit and cash flows for the nine months ended September 30, 1997, and accordingly, do not express an opinion or any other form of assurance on them.



                                   Robert Moe & Associates, P.S.
                                   Certified Public Accountants
Spokane, Washington
February 21, 1997

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)
                            BALANCE SHEET
               September 30, 1997 and December 31, 1996

                               ASSETS

                                        09-30-97
                                        (Unaudited)    1996
CURRENT ASSETS
  Cash                                  $  1,767       $    3,536
   Accounts receivable
                                        --------        ---------
     Total current assets                  1,767            3,536

OTHER ASSETS
  Organization costs (net of $137
   amortization                              548             548
  Mining claims                           79,076          79,076
                                        --------       ---------
                                        $ 81,391       $  83,160
                                        ========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                      $ 40,400       $ 11,000
                                        --------       --------
OTHER CURRENT LIABILITIES
  Baragan Mountain (accrued
  Royalty Fee)                            50,000              0
                                        --------       ---------
STOCKHOLDERS' EQUITY
  Common stock - $.00001 par value,
   3,000,000,000 shares authorized,
    898,000,000 shares issued              8,980          8,980
  Preferred Stock - $.00001 par value,
   400,000,000 shares authorized, 0
   shares issued                              --             --

  Additional paid in capital              77,708         77,708
                                        --------       --------
                                          86,688         86,688
  Deficit accumulated during the
   development stage                     (95,698)       (14,528)
                                        --------       --------
   Total Stockholders' Equity             (9,009)        72,160
                                        --------       --------
                                        $ 81,391       $ 83,160
                                        ========       ========

            See accompanying notes to financial statements

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)

              STATEMENT OF LOSS AND ACCUMULATED DEFICIT
            for the period from inception (March 22, 1995)
                      through September 30, 1997

                                                              Cumulative
                                                              during
                                                              development
                    Three          Nine                       stage from
                    Months         Months         Inception   inception
                    Ended          Ended          (3-22-95)   (3-22-95)
                    09-30-97       09-30-97       through     through
                    (Unaudited)    (Unaudited)    12-31-96    09-30-97
INCOME              $     --       $      --      $     383   $     383

OPERATING EXPENSES    66,331          81,168         14,911      96,079
                    --------       ---------      ---------   ---------

NET INCOME (LOSS)   $(66,331)      $ (81,168)     $ (14,528)  $ (95,696)
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





















            See accompanying notes to financial statements

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY
        March 22, 1995 (Inception) through September 30, 1997

                                                       Additional    Retained
                                Common Stock           Paid-in       Earnings
                              Shares         Amount    Capital       (Deficit)
BALANCE
  Inception March 22, 1995             --    $    --   $      --     $     --

ADD:
  Sale of 188,000,000 shares
  of common stock for
  $44,450 cash                188,000,000      1,880      42,570

  Sale of 310,000,000 shares
  of common stock for mining
  claims at a value of
  $13,000                     310,000,000      3,100       9,900

Net loss for the period                                               (10,094)
                              -----------    -------   ---------     --------

BALANCE, December 31, 1995    498,000,000      4,980      52,470      (10,094)

ADD:
  Sale of 400,000,000
  shares of common stock
  for mining claims at a
  value of $66,076            400,000,000      4,000     62,076

Deferred registration costs
  charged to paid-in-capital                            (36,838)

Net loss for 1996                                        (4,434)
                              -----------    -------   ---------     --------
Balance, December 31, 1996    898,000,000      8,980     77,708       (14,528)

Net loss for the nine
 months ended September 30,
 1997 (Unaudited)                                                     (81,168)
                              -----------    -------   --------      --------
BALANCE, September 30, 1997
 (Unaudited)                  898,000,000    $ 8,980   $ 77,708      $(95,696)
                              ===========    =======   ========      ========






            See accompanying notes to financial statements

                  TURTLEBACK MOUNTAIN GOLD CO., INC.
                    (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
            for the period from inception (March 22, 1995)
                      through September 30, 1997

                                                                  Cumulative
                                                                  during
                                                                  development
                             Three        Nine                    stage from
                             Months       Months       Inception  inception
                             Ended        Ended        (3-22-95)  (03-22-95)
                             09-30-97     09-30-97     through    through
                             (Unaudited)  (Unaudited)  12-31-96   09-30-97
CASH FLOWS PROVIDED (USED)
IN OPERATIONS
 Net loss for the period     $ (66,331)   $ (81,168)   $ (14,528) $ (95,696)
 Noncash expense included:
  Amortization of
   organization costs                            --          137        137
  (Increase) decrease
   in accounts receivable           --           --           --        --
 Increase in accounts payable   67,600       79,400       11,000    90,400
                              --------    ---------    --------- ---------
                                 1,269       (1,768)      (3,391)   (5,296)
                              --------    ---------    --------- ---------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES                --           --           --        --
                              --------    ---------    --------- ---------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES
  Proceeds from sale of stock       --           --       44,450    44,450
  Payment of deferred registration
   and organization costs           --           --      (37,523)  (37,523)
                              --------    ---------    --------- ---------
                                    --           --        6,927     6,927
                              --------    ---------    --------- ---------
NET INCREASE (DECREASE)
  IN CASH                        1,269       (3,037)       3,536     1,768

CASH BEGINNING OF PERIOD           499        3,536           --        --
                              --------    ---------    --------- ---------
CASH END OF PERIOD            $  1,768    $   1,768    $   3,536 $   1,768
                              ========     ========    ========= =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                  $    -0-  $   -0-   $    -0-  $     -0-
    Income taxes              $    -0-  $   -0-   $    -0-  $     -0-

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

     The Company plans to hire a person to be the President and Chief Executive Officer and to assume the normal duties of that position. The President will be responsible for all reporting, budgeting, planning and operations of the Company following the Board of Directors' guidance and approval of the Plan of Operations and annual budget.

     The Company plans on developing a program to evaluate the mineral content of certain claims to determine the economic value of the claim. This will be done by a controlled plan of drilling and trenching for samples along with laboratory testing and assaying the samples for content. Estimated cost of this program is $690,320.00.

     The Company must obtain additional capital in order to fully develop its claims. The Company intends to raise additional capital in the future through loans or the sale of common stock. On August 1, 1997, the Company established a line of credit for one million ($1,000,000) dollars with Phoenix International Mining, Inc. (a principle stockholder), with interest to be at one percent (1%) per month of the outstanding balance. The Company has no operating history.

                     PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     Response:  None


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

     Dated this 12th day of November, 1997.


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