Form 10KSB
period 1997-12-31
WINDSTAR RESOURCES INC
filed 1998-03-31
CIK 1011722

                           FORM 10-KSB

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1997
OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                 Commission file number 333-03074

                     WINDSTAR RESOURCES, INC.
          (formerly Turtleback Mountain Gold Co., Inc.)
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

  Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) YES [ x ]   NO [   ]   (2) YES [  X  ]   NO [   ]

  Check if no disclosure of delinquent filers pursuant to Item
405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in
definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [    ]

  State Issuer's revenues for its most recent fiscal year.
December 31, 1997 - $180.

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. Dec 31, 1997 - $ -0-. There are approximately 238,914,344 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for the shares of Common Stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $1,161.65.

  Issuers involved in Bankruptcy Proceedings during the past
Five Years.  Not Applicable.

  State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

  December 31, 1997 - 1,033,000,000 shares of Common Stock

Documents Incorporated by Reference

1. Form S-1 Registration Statement and all amendments thereto, which was declared effective by the Securities and Exchange
     Commission on August 16, 1996 and all exhibits thereto.

2. Form 10-KSB for the period ending December 31, 1996 and any amendments thereto.

3. Form 10-Q for the period ending March 31, 1997 and any amendments thereto.

4. Form 10-Q for the period ending June 30, 1997 and any amendments thereto.

5. Form 10-Q for the period ending September 30, 1997 and any attachments thereto.

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

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

                            PART I

ITEM 1.   BUSINESS.

Background and Business Strategy.

Background.

  WindStar Resources, Inc., formerly Turtleback Mountain Gold Co., Inc., (the "Company") has had no significant operating history and must be considered an exploration stage company. The Company was formed on March 22, 1995, to engage in the business of identification, acquisition, exploration and, if warranted, development of mineral properties and the production of minerals therefrom. The Company does not own an operating mine and has no other revenue-producing mining activities. Moreover, it is not expected to commence mining activities, at least with respect to its southwestern Arizona properties, until the following events have occurred; initial operating capital has been secured; significant exploration activities on the Company's mining claims have been completed; a determination has been made that the properties contain a commercially minable ore body; all required mining and environmental permitting applications have been approved; a comprehensive feasibility study or proposed mine plan has been prepared; and adequate financing of a mine has been obtained. There is no assurance that the Company will be successful in any of these activities. The mineralization of main exploratory interest is gold. No reserves have been delineated on the property, and to date the Company has not identified a commercially mineable ore body.

Business Strategy.

  Since incorporation in 1995, the Company's operations have been centered around its (i) organization; (ii) evaluation of the mining industry; (iii) start-up financing of its operations; (iv) acquiring mining claims and interests in southwestern Arizona;
(v) formulation and implementation of its business plan.

  The Company acquired the mining rights to 136 unpatented claims as a result of several transactions involving affiliated parties, who previously staked and maintained the properties by paying an annual maintenance fee of $100 per claim payable to the United States Government by August 31 each year. Due to such relationships none of these transactions can be deemed to have resulted from arms-length negotiations. The terms of these transactions may not be as favorable to the Company as they might have been had the Company dealt with unaffiliated parties.

  Eight claims were transferred to the Company on June 30, 1995 in exchange for 310,000,000 "restricted" shares of Common Stock and were valued at the transferors' cost of $13,000. On November 16, 1996, the Company issued 400,000,000 Units in exchange for 128 unpatented claims. Each Unit consisted of one share of Common Stock; one warrant to purchase one share of Common Stock at an exercised price of $0.01 per warrant ("Class A Warrant"); and, one warrant to purchase one share of Common Stock at an exercise price of $0.02 per warrant ("Class B Warrant"). The Warrants may be redeemed by the Company at any time upon thirty (30) days written notice to the holders thereof at a redemption price of $0.00001 per warrant. The Warrants are exercisable up to August 16, 2001 (five years from the effective date) unless called sooner. The number of shares issued was based on the amount of acreage owned by a claimant. The Company issued approximately 22,422 Units for each acre it acquired and arbitrarily assigned a value of $50.00 to each claim exchanged for Units. The foregoing number of Units was arbitrarily determined by the Company and bore no relationship to the value of the claims and no fairness opinion was obtained from an independent party.

  The four Red Raven II Claims acquired under a January 7, 1994 agreement from Maxam Gold Corporation have a royalty fee clause attached to them. The royalty fee is five percent (5%) of the net income from operations on the Claims or $50,000.00 annually (which ever is greater) starting July 1, 1997. As of the date of this report, the Company is in default on the minimum annual payment. The Company is in the process of trying to cure the default in order to hold the mining rights to these four Claims. This transaction involves entities which are affiliated and either principally owned or controlled, directly or beneficially, by Dale L. Runyon and Robert M. Brown, Chairman and member on the Company's Board of Directors, respectively. They receive part of the annual royalty fee payment made by the Company as a result of their approximately 27.89 and 34.49 percent interest, respectively, in the Red Raven Claims prior to the time the Company acquired the mining rights to the Claims. All of the claims will be reviewed annually by management for continued valuation or impairment. Management will consider the estimated undiscounted future cash flows and write off claims abandoned or impaired. Management intends to adopt Financial Account Standards No. 121 effective January 1, 1996.

  The Company's management believes that exploration is warranted on eight claims currently held by the Company as indicated by recent geology information. Management's belief is predicated upon a report dated October 1986 prepared by William
T. Marston, P.E., deceased, which indicates that there are economically recoverable quantities of gold in the mineralized material. Reports written on May 7 and September 4, 1996 by Hewlett Mineral Management indicated a mineral resource on the Lost Horse Peak Claim of approximately 10.9 million tons averaging a gold grade of 0.036 troy ounces per ton (see Exploration and Development Section). However, there can be no assurance the occurrence, grade, and quantity of gold or other precious metal mineralization will satisfy the cost of recovery. Currently, there are no known mineral deposits of commercial minable significance on any of the Company's properties. Nevertheless, according to preliminary geological information, eight of the claims demonstrate mineralization features related to possible deposits of gold or other precious metals sufficient to merit further exploration. If sufficient funds are available, management plans to complete the exploration stage of operations on these eight claims and others to substantiate the presence of sufficient commercial gold bearing deposits and to prepare a feasibility report based upon such information, if indicated. To date, the Company has not established any marketing plans or concluded any commercial mineral reserves which may be located on the Company's claims.

  The Company anticipates funding the cost of exploration by the sale of common stock, loans, or possible joint venture projects with third parties. The Company has not identified any purchasers of common stock, lenders or joint venture partners as of the date of this report and there is no assurance that any sales of common stock, loans or joint ventures will ever occur. There has only been a very limited public market for the Units and Common Stock of the Company.

Property Location, Description and Access.

  The claims are located in La Paz, Maricopa and Yuma counties, Arizona. Parker is the county seat for La Paz County, Phoenix is the county seat for Maricopa County and Yuma is the county seat for Yuma County. The claims are accessible from state, county roads or ranch roads on BLM land and lie in flat desert areas with minimum vegetation as is common in arid areas.

Title - Unpatented Claims.

  The Company owns or holds the mining rights on Unpatented mining claims. The Unpatented mining claims are possessory only and are held by right of location. Management believes that all of its Unpatented claims are properly staked and recorded, and that it has the right to possession of them, and the right to remove minerals therefrom. Unpatented mining claims require a maintenance fee of $100 to be paid to the United States Government by August 31 each year. All maintenance fees have been paid to date. The claims have been properly recorded at the Bureau of Land Management, and with the various county recorders, in compliance with federal and state filing requirements. Presently, the Company's total cost to maintain its mining rights on the Unpatented mining claims is $13,600.00 per year.

History.

  There has been no significant operating history and the Company must be considered an exploration stage company. The Company does not own an operating mine and has no other revenue-producing mining activities. To date there has been limited exploration work on a small portion of the claims held by the Company.

Geology.

  The sites lie within the Basin and Range province of Southwest Arizona. Each site is in the flat lying, gently sloping and relatively uncut area between and along the adjacent mountains. The sites are covered (or filled) by basin fill that is recent to Pleistocene in age. The source areas for the basin fill are the surrounding ranges of hills and mountains. The basin fill is composed of unconsolidated gravel, sand, silt, clays, and possibly some glacial till and debris. The silt and clays are water deposited although there is evidence that some of the silty sand may be air-borne and deposited. The gravel may or may not be water worn-usually the top or upper layers of coarser material are angular indicating that this material has not traveled far from its in-situ location.

Other Properties.

  Management may enter into new mining ventures with joint venturers, partners or other third parties. Such arrangements may be multi-party ventures to which the Company will contribute stock, cash and/or mineral interests. In such arrangements, the Company's participation in revenues and profits, if any, will be reduced. At this time, the Company has no agreement or understanding with any third parties for the formation of a joint mining operation. As of the date hereof, the Company has not entered into any mining ventures with third parties and there is no assurance that the Company will ever enter into such ventures.

  In determining the suitability of any property as a prospective acquisition, factors to be considered by the Company will include, but not be limited to, the following: (a) whether the asking price is competitive and permits possible appreciation in value; (b) condition of title; (c) whether the geological features of the property indicate the probable likelihood of gold mineralization of a commercial grade that is of sufficient quantity to justify further exploration and development; (d) time and expenses which will be involved in the exploration and development of the property; (e) a fairness opinion on the economic considerations of the transaction from independent parties, if warranted; and, (f) procedure for exploration and development (individually or joint venture).

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

Exploration and Development Activities.

  Since the claims are without known commercially mineable proven or probable reserves the Company proposes to investigate and explore the possibility of commercial grade of minerals contained in the claims through exploration work on the properties. In order to determine if such minerals are present, the Company must raise the necessary capital to undertake an initial exploration program. Approximately $1.0 million is budgeted for inital trenching, drilling, sampling, assaying, metallurgical testing, permitting, engineering, geological and administrative supervision of the program. Multiple claims will be investigated with primary focus directed toward Lost Horse Peak, Vekol Valley and Red Raven claims, since preliminary information has previously been reported on these claims by independent sources. On September 4, 1996, Hewlett Mineral Management issued a report on Lost Horse Peak based on two series of back-hoe trenches and two periods of auger drill-hole sampling to compute a mineralized resource of approximately 10.9 million tons averaging a gold grade of 0.036 troy ounces per ton. This information was based upon standard methods of ore computation on 500-foot square blocks through interpolation into a 500-foot square grid. However, additional work must be completed to establish and confirm that the mineralized values are consistent throughout the tested area through in-fill drilling, trenching, sampling, assaying, metallurgical testing and additional work before proven reserves can be reported. There is no assurance that reserves will be established or that the estimated exploration costs will be sufficient to prove the existence of commercial grade minerals. Costs may vary depending upon unknown events which may impact the exploration and mining of claims

  The Company expects to pay the costs of such exploration work from funds to be realized through the exercise of the outstanding "A" and "B" Warrants held by shareholders of the Company, which are exercisable into shares of the Company's Common Stock at $0.01 and $0.02 respectively. Management is also considering raising funds through loans. On August 1, 1997, the Company established a line of credit for $1,000,000 with Phoenix International Mining, Inc. (a principal shareholder), however, at the time of this report this source of funding has been delayed due to unforeseen circumstances beyond Phoenix's control. The Company therefore is considering the exercise of the outstanding Warrants as its best source of raising capital for funding the inital phase of exploration work. There are 400,000,000 A Warrants and 400,000,000 B Warrants outstanding, which if all Warrants were exercised could provide the Company with $12 million. Should the necessary capital for initial exploration work not be realized through the exercise of the Warrants, the Company may be compelled to call the Warrants upon thirty (30) days written notice of redemption. Warrantholders may exercise any Warrants called for redemption during the 30-day notice period. Such right will terminate on the redemption date if not exercised during such 30-day period and will render the Warrants valueless, except for the right to receive the nominal redemption price. Management may also seek to raise capital through a public offering of its securities or joint venture participation from third parties. There is no assurance, however, that the Company will be successful in its efforts to raise capital or how long it may take to raise adequate funds to complete the exploration of the claims. In the event adequate capital is not available to complete the exploration of the claims or if adequate capital is raised but commercial grade of minerals are not established on any of the claims a shareholder/warrantholder could lose his/her entire investment.

Mining, Environmental and Other Matters Pertaining to Properties.

  Overview. The Company, like other mining companies doing business in the United States, is subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water in the vicinity of its mining operations and the preservation of certain archeological sites. These include "permitting"or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once commercial mining operations have ceased. These laws also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste.

  Federal legislation and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act, have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. Although mines continue to be approved for development in the United States, the cost and uncertainty associated with the permitting process could have a material affect on mining the properties.

  The Clean Water Act. The federal Clean Water Act is the principal federal environmental protection law regulating mining operations. The Act imposes limitations on waste water discharges into waters of the United states, including discharges from point sources such as mine facilities. In order to comply with the Clean Water act, the Company will be required to obtain one or more permits which will control the level of effluent discharges from future proposed mining and processing operations.

  The Clean Air Act. The federal Clean Air Act limits the ambient air discharge of certain materials deemed to be hazardous and establishes a federal air quality permitting program for such discharges. Hazardous materials are defined in enabling regulations adopted under the Act to include metals and toxic solvents such as cyanide which is used in heap leach recovery processes. The Act also imposes limitations on the level of particulate matter generated from mining operations, and the Company may be required to adopt dust control techniques in all phases of mining in order to comply with these limitations.

  The National Environmental Policy Act. The National Environmental Policy Act ("NEPA") requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined. Because the Company's mining properties are located on federal lands, mining operations on those lands could be conditioned on the preparation, review and approval of an environmental impact statement outlining in detail the environmental effects of such operations and the Company's efforts to ameliorate such effects.

  The Comprehensive Environmental Response, Compensation and Liability Act. The federal Comprehensive Environmental, Response, Compensation and Liability Act ("CERCLA") imposes clean-up and reclamation responsibilities with respect to unlawful discharges into the environment, and establishes significant criminal and civil penalties against those persons who are primarily responsible for such discharges.

  Arizona Environmental Laws and Regulations. Arizona has adopted counterparts to NEPA and CERCLA, being the Environmental Policy Act and the Metal Mine Reclamation Act, both of which are administered by the Department of Lands. The state has also adopted the Air Quality Act and Water Quality Act, which parallel to a large extent the provisions of the Clean Air Act and Clean Water Act; these statutes are administered through various bureaus of the Department of Environmental Quality.

  Compliance with statutory environmental quality requirements may: necessitate significant capital outlays; materially affect the earning power of the Company; or may cause material changes in the Company's intended activities. No assurance can be given that environmental standards imposed by either federal, state or local governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.

Competition and Markets.

  The Company faces extensive competition in the acquisition of properties suitable for the exploration and development of gold and other precious metals. Many of the Company competitors have greater financial resources and more extensive operating histories that the Company. There is no assurance the Company will be able to begin exploration work which results in the discovery of commercially producible quantities of gold or other previous metals. In addition, there is no assurance that the Company's property interests can be economically maintained.

  The exploration and development of mineral properties, and the marketing of minerals, are affected by a number of facts which are beyond the Company's control. These factors include fluctuations in the market price of gold and previous minerals, availability of adequate transportation and equipment, marketing of competitive minerals, prices of fuels and fluctuating supply and demand for minerals.

Offices.

  The Company's headquarters and executive offices are located at 528 Fon du Lac Drive, East Peoria, Illinois 61611 and the telephone number is (309) 699-8725. The Company uses approximately 100 square feet of space at the aforementioned address rent free.

Management Remuneration.

  From March 22, 1995 through November 11, 1997, no compensation has been paid or accrued to any Officer or Director to date. The Company entered into a three (3) year employment agreement with Fred R. Schmid as its President/CEO effective November 11, 1997 that requires him to devote at least 80% of his time to the affairs of the Company. Between November 11 through December 31, 1997, Schmid was paid as a consultant to the Company. Under the agreement, Schmid shall be compensated at a base salary of $95,000 for the first year, a base salary of $115,000 for the second year and a base salary of $140,000 for the third year, such salary to be payable in equal monthly installments with an annual cost of living adjustment based upon the percentage of increase in the consumer price index for New York City-Northern New Jersey. As additional consideration for his commitment to render future services to the Company, the Company shall pay Schmid a cash bonus equal to 3% of the Company's Net Pre-Tax Operating Profit, as determined by the Company's independent certified public accountants. For each joint venture arranged by Schmid on behalf of the Company, Schmid shall receive, subject to applicable securities and other laws, an equity ownership of 3% of the Company's equity ownership therein or in such other entity formed by the Company for the purposes of entering into a joint venture. Upon completion of raising the initial $1,000,000 equity (excluding the equity raised through the exercise of the Company's outstanding A and B Warrants) for the Company, the Company will pay the premium necessary (but not to exceed $25,000) per year to (a) purchase a $1,000,000 one-year term life insurance policy on Schmid's life renewable each year thereafter; or (b) apply an amount equal to such premium each year to purchase mutual fund shares or a tax-deferred annuity in Schmid's name, whichever Schmid may elect. If the agreement is terminated for any reason except cause or the death of Schmid, he will be entitled to receive a lump sum payment equal to the greater of
(i) $5,000,000 or (ii) one percent (1%) of the Company's net worth as of the preceding year's end, plus the balance of any salary and bonus owed to Schmid pursuant to the agreement. The Company has no other employment agreements and it has no retirement, pension or profit sharing plan. Along with the retention of its Officers, the Company anticipates adding employees as needed in the future.

Safe Harbor Statement

  Some of the statements contained in this report relate to future events and are considered to be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements do not involve historical facts and pose special risks and uncertainties. In evaluating these forward-looking statements, you should be mindful of these potential risks and uncertainties, including: the likelihood that the Company will continue to incur losses from operations pending development of its mining properties, and the uncertainly that it will be able to continue as a going concern; the likelihood that the Company will need to obtain significant additional financing in order to develop its properties; the effect of extensive regulatory controls over mining operations; the environmental and other risks associated with mining; the absence of established proven and probable reserves on the Company's mining properties; fluctuations in the price of gold; and other factors that may affect future results. These risks and uncertainties, which may not be complete, are described in greater detail below.

Risk Factors.

  1. Exploration Stage Mining Company with No History of Operation. The Company is in its exploration stage, has no operating history and is subject to all the risks inherent in a new business enterprise. The Company does not own an operating mine and has no other revenue-producing mining activities. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate.

  2. Huge Number of Shares Outstanding. There could be outstanding over 1.8 billion shares of common stock, assuming the exercise of all of the Class A and Class B Redeemable Warrants. Because of the huge number of shares that could be outstanding, it is likely that the market price, in the event a market for the shares develops, which there is no assurance, will be low and it is anticipated that the price of the shares will remain low. In addition it is anticipated that earnings per share will be minuscule. The Company believes offering a large number of shares, regardless of the price per share, will be more attractive to potential investors in light of the fact that there is no market for the Company's common stock. There is no assurance, however, that the foregoing belief is in fact correct.

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

  13. Preferred Shares Authorized. Although the Company does not presently intend to issue preferred shares, the holders of preferred shares, if and when issued, would more than likely have rights superior to those of common shareholders. Any issuance of preferred shares would dilute the interest of the common shareholders.

  14. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers who will exercise control over the day to day affairs of the Company and upon its Directors, most of whom are engaged in other activities, and will devote limited time to the Company's activities, upon completion of this offering. The President will devote 80% of his time to the operation of the day to day affairs of the Company and the Secretary/Treasurer will devote 25% his time to the operation of the day to day affairs to the Company. There can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable.

  15. Issuance of Additional Shares. 1,167,000,000 shares of Common Stock or 38.9% of the 3,000,000,000 authorized shares of Common Stock of the Company remain unissued even if all of the Redeemable Warrants are exercised. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to acquire equipment or services, or for other corporate purposes. Any additional issuance by the Company following the offering, from its authorized but unissued shares, would have the effect of further diluting the interest of investors in this offering.

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

  21. No Marketmaker. There is no assurance the Company's securities will be traded in the OTC Bulletin Board ("OTCBB") operated by the National Association of Securities Dealers, Inc. (the "NASD"). The Company has no agreement with any member of the NASD to act as a Marketmaker for the Company's securities. Olsen Payne, a broker/dealer firm, has filed a Securities and Exchange Commission Form under Rule 15c2-11, seeking the right to initiate quotations of the Company's securities in the OTCBB Service. Although management intends to contact several broker/dealers concerning their possible participation as Marketmakers, there is no assurance management will be successful in obtaining a Marketmaker. If a Marketmaker is obtained, there can be no assurance that a trading market will develop or continue following the listing of the Company's securities on the OTCBB, or even if such a trading market should develop that the securities may be resold at or near their original cost. If the Company is unsuccessful in obtaining one or more Marketmaker, the trading level and/or price of the Company's securities will be
materially adversely affected.   The exercise price of all
Classes of Warrants, including those originally offered as part of the Units, has been determined arbitrarily by the Company and bears no relationship whatsoever to assets, earnings, book value, or any other objective standard of worth.

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

  23.  Availability of Water Shortages of Supplies and
Materials. Water is essential in all phases of the exploration for and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Water is known to be in short supply throughout the area where the Company intends to concentrate its mining activities. Furthermore, any water that may be found will be subject to acquisition pursuant to local, state and federal water quality standards. The Company has not determined the availability of water, and has not determined the cost of compliance with any water quality restrictions. Both the lack of available water and the cost of complying with water quality regulations may make an otherwise viable project economically impossible to complete. The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for an evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. There is a possibility that planned operations may be subject to delays due to such shortages and that further price escalations will increase the costs of the Company.


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

The claims are as follows:

Title of                                        BLM     Claim  Section
Claim               County    Location          AMC     Number Number
Lost Horse Peak     Maricopa  Township 7 South  317628  11-1   11
                              Range 1 West      317629  11-2
                                                317630  11-4
                                                317631  12-1   12
Vekol Valley        Maricopa  Township 8 South  330955  27-1   27
                              Range 1 East      330956  27-2
                                                330957  27-3
                                                330958  27-4
Red Raven II        Yuma      Township 4 South  315314  3-1    3
                              Range 12 West     315315  3-2
                                                315316  3-3
                                                315317  3-4
Salome              Lapaz     Township 6 North  332066  14-1   14
                              Range 13 West     332071  15-2   15
                                                332072  15-3
                                                332073  15-4
Winchester          Lapaz     Township 6 North  332112  6-3    6
                              Range 12 West     332113  6-4
                                                332114  7-1    7
                                                332115  7-2
Low Mountain        Lapaz     Township 7 North  332043  28-1   28
                              Range 12 West     332044  28-2
                                                332045  28-3
                                                332046  28-4
Socorro Peak        Lapaz     Township 6 North  332098  30-1   30
                              Range 11 West     332099  30-2
                                                332100  30-3
                                                332101  30-4
Happy Camp          Lapaz     Township 7 North  332030  8-1    8
                              Range 11 West     332031  8-2
                                                332032  8-3
                                                332033  8-4
Sacaton Flats       Maricopa  Township 3 South  329259  5-3    5
                              Range 10 West     329260  7-2    7
                                                329261  7-4
                                                329262  8-1    8
Red Raven II        Yuma      Township 4 South  329263  4-1    4
                              Range 12 West     329969  4-2
                                                329264  4-3
                                                329265  4-4
                                                329266  9-1    9
                                                329971  9-2
                                                329973  10-1   10
                                                329974  10-2
Meltop              Maricopa  Township 2 South  331076  34-2   34
                              Range 3 West      331077  35-1   35
                                                331078  35-2
                                                331079  35-3
Tricia              Maricopa  Township 2 South  323305  31-3    31
Sheri- Ect                    Range 2 West      323308  31-4
                              Township 2 South  323332  26-2    26
                              Range 3 West      323331  26-4





Title of                                        BLM     Claim  Section
Claim               County    Location          AMC     Number Number
Meltop              Maricopa  Township 2 South  331049  20-3    20
                              Range 3 West      331050  20-4
                                                331065  29-1    29
                                                331066  29-2
Rainbow             Maricopa  Township 3 South  331090   7-3     7
                              Range 1 West      331091  18-1    18
                                                331092  18-3
                                                331093  19-1    19
Mobile              Maricopa  Township 3 South  331080  19-4    19
                              Range 1 East      331081  20-3    20
                                                331082  29-1    29
                                                331083  30-2    30
Rainbow Valley      Maricopa  Township 3 South  331106  11-1    11
                              Range 2 West      331107  11-2
                                                331108  11-3
                                                331109  11-4
Bosque              Maricopa  Township 6 South  329591   1-3     1
                              Range 3 West      328317  11-2    11
                                                328319  11-4
                                                329600  12-1    12
                                                329601  12-3
                                                329602  13-1    13
                                                328320  14-1    14
                                                328321  14-2
                              Township 5 South  329605  29-3    29
                              Range 3 West      330030  29-4
                                                329606  30-3    30
                                                329607  30-4
Coyote Peak         Lapaz     Township 2 North  329373   3-1     3
                              Range 13 West     329374   3-2
                                                330478   3-3
                                                330479   3-4
                                                330490   8-1     8
                                                330491   8-2
                                                330492   8-3
                                                330493   8-4
                                                330554  28-1    28
                                                330555  28-2
                                                330556  28-3
                                                330557  28-4
Coyote Well         Lapaz     Township 2 North  329573  12-3      12
                              Range 14 West     329572  12-4
                                                329574  13-1      13
                                                329575  13-2
Little Horn         Lapaz     Township 1 North  330333   2-1       2
                              Range 13 West     330334   2-2
                                                330335   2-3
                                                330336   2-4
                                                330367  11-1      11
                                                330368  11-2
                                                330369  11-3
                                                330370  11-4
                                                330373  13-1      13
                                                330374  14-1      14
                                                330375  14-2
                                                330376  14-3





Title of                                        BLM     Claim  Section
Claim               County    Location          AMC     Number Number
Red Raven           Yuma      Township 3 South  329944   2-1       2
                              Range 12 West     329934   2-2
                                                329946   2-3
                                                329947   2-4
                                                329964  34-2      34
                                                329965  34-3
                                                329966  34-4
                                                329967  35-1      35
Charco Tank         Lapaz     Township 3 North  329485  17-3      17
                              Range 14 West     329486  17-4
                                                329487  18-3      18
                                                329488  18-4
Mike                Lapaz     Township 2 North  330295   6-1       6
                              Range 12 West     330296   6-2
                                                330297   6-3
                                                330298   6-4
Getzwell            Maricopa  Township 7 South  338174  34-1      34
                              Range 2 West      339175  34-2
                                                338176  34-3
                                                338201  34-4
Palomas             Yuma      Township 2 South  339721   1-1       1
                              Range 13 West     339722   1-2
                                                337241   1-3
                                                339723   1-4
                                                337302  36-1      36
                                                339796  36-2
                                                339797  36-3
                                                339798  36-4

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company held a shareholders meeting on November 14, 1997.
The matters voted upon was:

  1. The election of directors.
  2. The appointment of independent public accountants.
  3. The establishment of a line of credit with Phoenix
     International Mining, Inc.

  4. The Appointment of Fred R. Schmid as President/CEO.
  5. The approval of the Stock Purchase Plan for the President/CEO.

  The Company held  a shareholders meeting on December 31, 1997.
The matter voted on was: To change the name of the corporation to WindStar Resources, Inc.

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

(b)  Holders.

  As of December 31, 1997, there were approximately 133 holders of the Registrant's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

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

  As part of the employment agreement dated November 11, 1997 the Company sold Fred R. Schmid, pursuant to a Stock Purchase Agreement, 135,000,000 shares of Common Stock at a purchase price of $10,000, which has been paid to the Company. The agreement also provides an option for the purchase of 40,000,000 shares at a $0.01 per share and 40,000,000 shares at $0.02 per share for a period of ten years.

  The Company must obtain additional capital in order to fully develop its claims. The Company intends to raise additional capital in the future through loans or the sale of common stock. There is no assurance that the Company will be able to raise such additional capital. The Company has no operating history.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     WINDSTAR RESOURCES, INC.
                      FINANCIAL INFORMATION

                                             PAGE
INDEX                                        NUMBER

Accountants' Report                           F-1

Balance Sheet as December 31, 1997 and 1996   F-2

Statement of Loss and accumulated deficit
for the period from inception (March 22, 1995)
through December 31, 1997                     F-3

Statement of Changes in Stockholders' Equity
for the period from inception (March 22, 1995)
through December 31, 1997                     F-4

Statement of Cash Flows for the period from
inception (March 22, 1995) through
December 31, 1997                             F-5

Notes to Financial Statements                F6-F9

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
WindStar Resources, Inc.

We have audited the accompanying balance sheet of WindStar Resources, Inc. (A Development Stage Company) as of
December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the period from inception (3/22/95) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WindStar Resources, Inc. (A Development Stage Company) at December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity and its cash flows for the period from inception (3/22/95) through December
31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the footnotes, the company is in the development stage and there have been no operations since incorporation, which raises substantial doubt about its ability o continue as a going concern. Management's plans in regard to these matters are also described in the footnotes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               /s/ Robert Moe & Associates
               Robert Moe & Associates, PS
               Certified Public Accountants
Spokane, Washington
February 27, 1998

       25            WINDSTAR RESOURCES, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                    December 31, 1997 and 1996

ASSETS                          1997         1996
CURRENT ASSETS
  Cash                          $     387    $  3,536
Accounts receivable                    -           -
     Total Current Assets             387       3,536
                                ---------    --------
OTHER ASSETS
  Organization costs (net of $274
   amortization)                      411         548
  Mining claims                    79,076      79,076
                                ---------    --------
                                $  79,874    $ 83,160
                                =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable              $   8,355    $ 11,000
  Accrued interest                  5,943
  Accrued royalty fee              50,000
  Notes payable                    22,800
                                ---------    --------
  Total Current Liabilities        87,098      11,000
                                ---------    --------
LONG TERM DEBT
  Note Payable                   27,600         -
                                ---------    --------
STOCKHOLDERS' EQUITY
   Common stock - $.00001 par value,
    3,000,000,000 shares authorized,
  1,033,000,000 shares issued in
  1997 and 898,000,000 shares
  issued in 1996                   10,330       8,980
   Preferred Stock - $.00001 par value,
    400,000,000 shares authorized, 0
    shares issued                      -           -

  Additional paid in capital       86,358      77,708
                                ---------    --------
                                   96,688      86,688
  Deficit accumulated during the
   development stage             (131,512)    (14,528)
                                ---------    --------
    Total Stockholders'
     Equity (deficit)             (34,824)     72,160
                                ---------    --------
                                $  79,874    $ 83,160
                                =========    ========

          See accompanying notes to financial statements
                               F-2

                     WINDSTAR RESOURCES, INC.
                  (A Development Stage Company)
            STATEMENT OF LOSS AND ACCUMULATED DEFICIT
         for the period from inception (March 22, 1995)
                  through December 31, 1997 and
             years ended December 31, 1997 and 1996

                                             Cumulative
                                             during
                                             development
                                             stage from
                                             inception
                                             (03-22-95)
                                             through
                    1997           1996      12/31/97
INCOME              $       -      $     383   $      383

OPERATING EXPENSES     116,984        14,911      131,895
                    ----------     ---------   ----------

NET INCOME (LOSS)   $ (116,984)    $ (14,528)  $ (131,512)
                    ==========     =========   ==========

NET INCOME
  PER SHARE         $      NIL     $     NIL   $      NIL
                    ==========     =========   ==========

The company is in the development stage and has not commenced operations.


















          See accompanying notes to financial statements

                     WINDSTAR RESOURCES, INC.
                  (A Development Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY
      March 22, 1995 (Inception) through December 31, 1997

                                            Additional   Retained
                             Common Stock       Paid-in      Earnings
                          Shares      Amount    Capital      (Deficit)
BALANCE
 Inception March 22, 1995          -   $     -   $      -     $       -

ADD:
 Sale of 188,000,000 shares
   of common stock for
   $44,450 cash           188,000,000     1,880     42,570

 Sale of 310,000,000 shares
   of common stock for mining
   claims at a value of
   $13,000                310,000,000     3,100      9,900

Net loss for the period                                       (10,094)
                           -----------  -------  ---------  ---------

 BALANCE,
   December 31, 1995       498,000,000    4,980     52,470    (10,094)

ADD:
 Sale of 400,000,000
  shares of common stock
  for mining claims at a
  value of $66,076         400,000,000    4,000     62,076

Deferred registration costs
 charged to paid-in-capital                        (36,838)

Net loss for 1996                                               (4,434)
                           -----------  -------  ---------  ----------

 Balance,
   December 31, 1996       898,000,000    8,980     77,708     (14,528)

ADD:
 Sale of 135,000,000
 shares of common stock
 for $10,000 cash          135,000,000    1,350      8,650

Net loss for 1997                                             (116,984)
                           ----------- --------  ---------  ----------

 BALANCE,
   December 31, 1997     1,033,000,000 $ 10,330  $  86,358  $ (131,512)
                         ============= ========  =========  ==========

         See accompanying notes to financial statements

       28            WINDSTAR RESOURCES, INC.
                  (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
          for the period from inception (March 22, 1995)
                  through December 31, 1997 and
             years ended December 31, 1997 and 1996

                                                              Cumulative
                                                              during
                                                              development
                                                              stage from
                                                              Inception
                                                              (03-22-95)
                                                              through
                                1997           1996           12/31/97
CASH FLOWS PROVIDED (USED) IN OPERATIONS
  Net loss for the period       $ (116,984)    $ (14,528)     $(131,512)
  Noncash expense included:
   Amortization of
    organization costs                 137           137            274
   (Increase) decrease in
     accounts receivable                -             -              -
   Increase in current
     liabilities                    76,098        11,000         87,098
                                ----------     ---------      ---------
                                   (40,749)       (3,391)       (44,140)
                                ----------     ---------      ---------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES                    -             -              -
                                ----------     ---------      ---------
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES

  Proceeds from sale of stock       10,000        44,450         54,450
  Payment of deferred registration
   and organization costs               -        (37,523)       (37,523)
  Increase in long term debt        27,600            -          27,600
                                ----------     ---------      ---------
                                    37,600         6,927         44,527
                                ----------     ---------      ---------
NET INCREASE (DECREASE) IN CASH     (3,149)        3,536            387

CASH BEGINNING OF PERIOD             3,536            -              -
                                ----------     ---------      ---------
CASH END OF PERIOD              $      387     $   3,536      $     387
                                ==========     =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                  $      -       $      -       $      -
    Income taxes              $      -       $      -       $      -

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

          See accompanying notes to financial statements
                               F-5

                     WINDSTAR RESOURCES, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

WindStar Resources, Inc. was incorporated on March 22, 1995, under the laws of the State of Arizona under the name of Turtleback Mountain Gold Co. Inc. On December 31, 1997, the board of directors authorized amending the Articles of Incorporation to change the name of the Company from Turtleback Mountain Gold Co., Inc. to WindStar Resources, Inc. The Company has adopted a year ending on December 31.

The Company was organized to use the limited funding it obtained from its original shareholders for organizational matters and preparation of an offering. The Company exchanged stock for mining claims.

Because of the speculative nature of the Company, there are significant risks which are summarized as follows:

Newly formed company with no operating history and minimal assets.

Limited funds available for acquisition or development.

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

                     WINDSTAR RESOURCES, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

2.   STOCKHOLDERS' EQUITY

Incorporation shares:

Upon incorporation, the Company had a total of 498,000,000 shares subscribed.

Public stock offering:

On November 16, 1996, the Company issued four hundred million (400,000,000) units in exchange for one hundred twenty eight
(128) mining claims located in La Paz, Maricopa, and Yuma counties, Arizona. Each Unit consists of one share of Common Stock; one warrant to purchase one share of Common Stock at an exercised price of $0.01 per warrant ( Class A Warrants ); and, one warrant to purchase one share of Common Stock at an exercise price of $0.02 per warrant ( Class B Warrants ). The Warrants may be redeemed by the Company at any time upon thirty (30) days written notice to the holders thereof at redemption price of $0.00001 per warrant. The Warrants are immediately detachable and separately tradable. The Warrants are exercisable up to five
(5) years from the effective date of the offering unless called sooner.

3.   EMPLOYMENT AGREEMENT

On November 11, 1997 the Company entered into an employment agreement with Mr. Fred R. Schmid to be employed as President and Chief Executive Officer. The agreement shall expire on November
10, 2000.

4.   MINING CLAIMS

Eight mining claims were transferred to the company on June 30, 1995 by Quitclaim Deed in exchange for 310,000,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor cost of $13,000.

One hundred twenty-eight mining claims were transferred to the Company on November 16, 1996 by Quitclaim Deed in exchange for 400,000,000 units (see note 2 above). The mining claims are reflected in the balance sheet at the transferor cost of $66,076.

The Four (4) Red Raven II claims purchased from Maxam Gold
Corporation has a Royalty Fee clause attached to them. The royalty fee is Five (5) percent of the net income from operations

                     WINDSTAR RESOURCES, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

4.   MINING CLAIMS - continued

on the claims or $50,000.00 annually (which ever is greater) starting July 14, 1996. As of the date of this report, the Company is in default on the $50,000 annual payment which was due July 14, 1997 and has been accrued. In addition, the accrued interest on such indebtedness is due from the end of such period until such $50,000 royalty fee is paid which now totals $2,490 based on the average prime interest rate for the period.

5.   GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company is in the development stage and there have been no operations since incorporation.

The company hired a person to be the President and Chief
Executive Officer and to assume the normal duties of that position. The President will be responsible for all reporting, budgeting, planning and operations of the Company following the Board of Directors' guidance and approval of the Plan of Operations and annual budget.

The Company plans on developing a program to evaluate the mineral content of certain claims to determine the economic value of the claims. This will be done by a controlled plan of drilling and trenching for samples along with laboratory testing and assaying the samples for content.

The Company must obtain additional capital in order to fully develop its claims. The Company intends to raise additional capital in the future through loans or the sale of common stock. On August 1, 1997, the Company established a line of credit for one million ($1,000,000) dollars with Phoenix International Mining, Inc. (a principle stockholder), with interest to be at one percent (1%) per month of the outstanding balance. As of the date of this report the $1,000,000 line of credit established by the Company with Phoenix International Mining, Inc. has been suspended due to lack of funds available at the present time.
The company must seek alternative capital funding sources if it is to undertake the exploration of its claims. There is no guarantee that the Company will be successful in its efforts to raise the necessary capital and, if not, it may not be able to continue as a going concern.

                     WINDSTAR RESOURCES, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

6.   SALE OF STOCK & GRANT OF OPTIONS

The company sold 135,000,000 shares of common stock to its President and Chief Executive Officer for $10,000 cash and granted purchase options during November, 1997. Certain shares of the common stock are held in escrow until May 31, 1999. If the Purchaser has permanently terminated his association with the Corporation prior to May 31, 1999 any shares of Stock of the Corporation still to be delivered to the Purchaser on the next or forthcoming due dates shall be returned to the Corporation for cancellation and any unused portion of the purchase price shall be remitted to the Purchaser at the rate of $.000074 for each share returned to the Corporation. The Company granted to the Purchaser options ( Stock Options ) to purchase (I) up to 40,000,000 shares of the Stock during the ten year period commencing on the second anniversary of the date of this Agreement for the exercise price of one cent ($0.01) per share, and (ii) up to 40,000,000 additional shares of Stock during the ten year period commencing on the third anniversary of the date of this Agreement for the exercise price of two ($0.02) per share. This agreement was dated November 11, 1997.

7.   NOTES PAYABLE

The long term debt is an unsecured note with Phoenix International Mining, Inc. dated August 1, 1997 with interest due at 1% per month and the principal is payable at the discretion of WindStar Resources, Inc. with the full amount due not later than five years from date of the note. Under terms of the note, the Company may barrow from time to time in varying amounts up to the sum of one million dollars within the two years from date of the note (see note 5 above). The balance due at December 31, 1997 was $27,600.00.

All other notes are unsecured demand notes with an interest rate of 12% per annum.

  Maturities of the notes payable are as follows:

            1998           $22,800
            1999                 0
            2000                 0
            2001                 0
            2002           $27,600

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

                                   Date of        Date of
                 Position            Election of    Termination
Name             Held                Designation    or Resignation

Dale L. Runyon      Chairman of the     1995
                    Board of Directors
                    Former Secretary/   1995         1997
                    Treasurer Chief
                    Financial Officer


Fred R. Schmid      President/Chief     1997
                    Executive Officer
                    and Member of the
                    Board of Directors

Richard G. Steeves  Secretary/Treasurer 1996
                    Chief Financial Officer
                    and a member of the
                    Board of Directors


Alan E. Hubbard     Member of the       1997
                    Board of Directors
                    Former President    1996         1997


Robert M. Brown     Member of the       1995
                    Board of Directors
                    Former President    1995         1996

Term of Office

  The terms of office of the current directors continue until the annual meeting of stockholders, which the Bylaws provide shall be held on the third Friday of November of each year; officers are elected at the annual meeting of the board of directors, which immediately follows the annual meeting of stockholders.

Dale L. Runyon - Chairman of the Board of Directors of the
Company.

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

Fred R. Schmid - President and Chief Executive Officer and a
Member of the Board of Directors of the Company.

     Since November 1997, Mr. Schmid has been President and Chief Executive Officer and a member of the Board of Directors of the Company. Mr. Schmid was Chairman of the Board of Directors of Hanover Gold Company. Inc., a publicly traded NASDAQ company he founded, from September 1990 to April 1996, and President and Chief Executive Officer from September 1990 to March 1996, and a Director from September 1990 to June 1997. Mr. Schmid was Chairman of the Board, President and Chief executive Officer of Hanover resources, Inc. and Group S Limited, both privately-held gold resource companies he founded in April 1990 and September 1991, respectively, both of which were merged into Hanover Gold in September 1996. From 1972 to December 1995, he was Chairman, President and Chief executive Officer of The Hanover Group, Inc., a privately-held natural resource investment company he founded, which was merged into Group S Limited in December 1995.

Richard G. Steeves - Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors

  Mr. Steeves has been the Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors, since November 1996. Since August 1994, Mr. Steeves has been the President and a member of the Board of Directors of JOHSTE, Inc., an Illinois corporation. JOHSTE, Inc. consults with companies on business management. From July 1978 to August 1993, Mr. Steeves was the controller and division manager of Southland Corporation. Southland Corporation, a Texas corporation, is an operator of a convenience store chain ("Seven-Eleven"). Since April 1993, Mr. Steeves has been the President and a member of the Board of Directors of Sandaz Corporation, a Nevada corporation. Sandaz Corporation is a natural resources company. Since April 1993, Mr. Steeves has been the President and a member of the Board of

Directors of RGS Services, Inc., an Illinois corporation.  RGS
Services, Inc. consults with companies on business management, transportation and taxes. Mr. Steeves received a B.A. from Hampton Institute, Hampton, Virginia.

Alan E. Hubbard - Member of the Board of Directors of the
Company.

  Mr. Hubbard was elected to the Board of Directors on November 19, 1996. From May 1988 to the present, Mr. Hubbard has been the President and Chief Executive of Al Hubbard Associates, Inc., a Texas corporation. Since July 1995, Mr. Hubbard has been the President and a member of the Board of Directors of Maxam Gold Corporation, a Utah corporation. Maxam Gold Corporation is a natural resource company. Since May 1996, Mr. Hubbard has been the President and a member of the Board of Directors of Phoenix International Mining, Inc., a Nevada corporation. Phoenix International Mining, Inc. is a natural resource company. Mr. Hubbard received a B.A. from Bradley University.

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

Family Relationships

  The only known relationship between any directors is Alan E.
Hubbard is first cousin to Dale L. Runyon.

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
Position  Year Salary   Bonus sation($) $         SAR's(#)  ($)  sation$
          December 31

Dale R. Runyon
 Director 1997 $   -0-  $0   $0        $0                0   $0   $0
          1996 $   -0-  $0   $0        $0                0   $0   $0
          1995 $   -0-  $0   $0        $0                0   $0   $0


Fred R. Schmid
 President -
 CEO      1997 $ 7,916  $0   $0        $0       80,000,000   $0   $0
          1996 $   -0-  $0   $0        $0                0   $0   $0
          1995 $   -0-  $0   $0        $0                0   $0   $0


Richard G. Steeves
 Secretary/Treasurer
 Director 1997 $   -0-  $0   $0        $0                0   $0   $0
          1996 $   -0-  $0   $0        $0                0   $0   $0
          1995 $   -0-  $0   $0        $0                0   $0   $0

Alan Hubbard
 Director 1997 $   -0-  $0   $0        $0                O   $0   $0
          1996 $   -0-  $0   $0        $0                0   $0   $0
          1995 $   -0-  $0   $0        $0                0   $0   $0

Robert M. Brown
 Director 1997 $   -0-  $0   $0        $0                0   $0   $0
          1996 $   -0-  $0   $0        $0                0   $0   $0
          1995 $   -0-  $0   $0        $0                0   $0   $0



Employment Agreement.

  On November 17, 1997, the Company and Fred Schmid, the Company's President entered into a three year employment agreement wherein the Company agreed to pay Mr. Schmid a base salary of $95,000 the first year; $115,000 the second year; and, $140,000 the third year. The foregoing base salary is also entitled to a cost of living increase using the Consumer Price Index for New York City - Northern New Jersey. In addition to the foregoing, the Company shall pay Schmid a cash bonus of 3% of the Company's Net Pre-Tax Operating Profit. Further, the Company will pay Schmit 3% of the Company's equity ownership in any joint venture arranged by Schmid. As of December 31, 1997, the Company paid Schmit the sum of $7,916.66.

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

Termination of Employment and Change of Control Arrangements.

  Other than as contained in this Item, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any rson named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Security Ownership of Certain Beneficial Owners

  The following table sets forth the shareholdings of those persons who own more than five percent of the Company's Common
Stock as of December 31, 1997:

Name and address                    12/31/97
of owner                       Shares        Percent

Maxam Gold Corporation[1]     76,000,000      7.35%
528 Fon du Lac Drive
East Peoria, IL 61611

Dale L. Runyon[2][3]          662,236,767    64.10%
528 Fon du Lac Drive
East Peoria, Illinois

Fred R. Schmid [4]            135,000,000    13.06%
P.O. Box B
Roslyn, NY 11576

          TOTAL               873,236,787    84.45%

[1] Dale Runyon and Alan Hubbard are officers and/or directors of Maxam Gold Corporation.

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

[3]  Does not include 305,330,164 Class A Warrants and
     305,330,164 Class B Warrants to purchase up to 610,660,328 shares of Common Stock.

[4] Does not include up to 80,000,000 shares of common stock for purchase under a Stock Option Agreement.

Security Ownership of Management

  The following table sets forth the shareholdings of the Company's directors and executive officer as of December 31, 1997:

                         Shares Beneficially Owned
                         Number      Percent
Name & address              12/31/97
Dale L. Runyon[2][4]     662,236,767  64.10%
  528 Fon du Lac Drive
  East Peoria, IL   61611
Fred R. Schmid           135,000,000 13.06%
  P.O. Box B
  Roslyn, NY 11576
Richard G. Steeves         1,000,000  0.09%
  1911 E. Meadowlake Drive
  Mahomet, Illinois   61853
Alan E. Hubbard[5]        20,000,000  1.93%
  3140 Hampshire Court
  Frisco, Texas   75034
Robert M. Brown[1][3]     12,000,000  1.16%
  528 Fon du Lac Drive
  East Peoria, IL   61611

ALL OFFICERS AND
 DIRECTORS (as a group
 five persons)           830,236,767    80.37%


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

[3]  Does not include 10,973,668 Class A Warrants and 10,973,668
     Class B Warrants to purchase up to 21,957,336.

[4]  Does not include 305,330,164 Class A Warrants and
     305,330,164 Class B Warrants to purchase up to 610,660,328 shares of Common Stock.

[5]  Does not include 20,000,000 Class A Warrants and 20,000,000
     Class B Warrants to purchase up to 40,000,000 shares of Common Stock.


[6] Does not include 80,000,000 shares of common stock for purchase under a Stock Option Agreement.

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


                                        Amount of
                         Shares         Consideration  Date of
Name of Owner            Acquired       Cash/Other     Sale
----------------------------------------------------------------
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

  Dale Runyon, a member of the Board of Directors, is the Trustee of the Uranco Trust #5; and affiliate and a Director of Phoenix International Mining, Inc.; and a Trustee of Lost Horse Peak A Trust. Further, Robert M. Brown, a member of the Board of Directors, is a member of the Board of Directors of H.W.W. Foundation, a foundation which holds title to investments made by the Brown family.

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

  The following table reflects the name of each officer and director and their affiliates that were issued stock in exchange for claims:

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

Stock Purchase Agreement.

  On the 11th day of November, 1997, the Company and Fred Schmid, the Company's President entered into a Stock Purchase Agreement wherein Schmid purchased 135,000,000 "restricted" shares which are deliverable as follows: 33,750,000 shares on payment of the $10,000. The $10,000 has been paid and the 33,750,000 shares have been delivered; 33,750,000 shares on or efore May 31, 1998; 33,750,000 shares on or before December 1, 1998; and, 33,750,000 shares on or before May 31, 1999.
Further, the Company granted Schmid an option to purchase up to 40,000,000 shares of Common Stock at a purchase price of $0.01 per share. The option period commences on the second anniversay of the date of this Agreement and ends ten years after the second anniversay date. Further, the Company granted Schmid a second option to purchase up to 40,000,000 share of Common Stock at a purchase price of $0.01 per share. The option period commences on the third anniversay date of this Agreement and ends ten years after the third anniversay date. The stock options will be protected from dilution.

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

 4.1      Specimen certificate for Common Stock.

 4.2      Specimen certificate for Class A Redeemable Warrants.

 4.3      Specimen certificate for Class B Redeemable Warrants.

     The following documents are incorporated herein:

27        Financial Data Schedule

99.1      Stock Purchase Agreement.

99.2      Employment Agreement.
                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1998.

          WINDSTAR RESOURCES, INC. (formerly
          TURTLEBACK MOUNTAIN GOLD CO., INC.)
          (Registrant)


          BY:  /s/ Fred R. Schmid, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 30th day of March, 1998.

SIGNATURES               TITLE               DATE

/s/ Dale L. Runyon       Chairman of the     March 30, 1998
Dale L. Runyon           Board of Directors


/s/ Fred R. Schmid       President and a     March 30, 1998
Fred R. Schmid           member of the Board
                         of Directors

/s/ Richard G. Steeves   Secretary/Treasurer March 30, 1998
Richard G. Steeves       Chief Financial Officer,
                         and member of the Board
                         of Directors

/s/ Alan Hubbard         Member of the       March 30, 1998
Alan Hubbard             Board of Directors


/s/ Robert M.  Brown     Member of the       March 30, 1998
Robert M. Brown          Board of Directors

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