Form 10-Q
period 1998-06-30
WINDSTAR RESOURCES INC
filed 1998-08-19
CIK 1011722

=================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549


                              FORM 10-Q

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998.

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from:

                   -------------------------------
                   Commission file number 333-3074
                   -------------------------------

                       WINDSTAR RESOURCES, INC.
       (Exact name of Registrant as specified in its charter.)

    ARIZONA                         37-1356503
(State of other jurisdiction of     (IRS Employer
incorporation or organization)      Identification No.)

                        528 Fon du Lac Drive
                    East Peoria, Illinois   61611
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

                         YES [  ]         NO [ x ]

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at June 30, 1998 was 4,132,000 shares.

=================================================================

                               PART I

ITEM 1.   FINANCIAL STATEMENTS.

                       WINDSTAR RESOURCES, INC.




                        FINANCIAL INFORMATION




                                                PAGE
    INDEX                                       NUMBER


    Accountants' Report                             F-1


    Balance Sheet as June 30, 1998 and
     December 31, 1997                              F-2

    Statement of Loss and accumulated deficit
     for the period from inception (March 22, 1995)
     through June 30, 1998                          F-3

    Statement of Changes in Stockholders' Equity
     for the period from inception (March 22, 1995)
     through June 30, 1998                          F-4

    Statement of Cash Flows for the period from
     inception (March 22, 1995) through
     June 30, 1998                                  F-5

    Notes to Financial Statements                   F6-F7

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
WindStar Resources, Inc.


We have audited the accompanying balance sheet of WINDSTAR RESOURCES, INC. (A Development Stage Company) as of December 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WINDSTAR RESOURCES, INC. (A Development Stage Company) at December 31, 1997, and the results of its operations, changes in stockholders' equity and its cash flows for the period ended December 31, 1997, in conformity with generally accepted accounting principles.

We have not audited the balance sheet as of June 30, 1998, or the related statements of loss and accumulated deficit and cash flows for the six months ended June 30, 1998, and accordingly, do not express an opinion or any other form of assurance on them.



                            Robert Moe & Associates, P.S.
                            Certified Public Accountants
Spokane, Washington
February 27, 1998

       4               WINDSTAR RESOURCES, INC.
                    (A Development Stage Company)
                            BALANCE SHEET
                 June 30, 1998 and December 31, 1997
                                ASSETS
        CAPTION>
                                06-30-98
                                (Unaudited)     1997
CURRENT ASSETS
  Cash                          $    472        $     387
   Accounts receivable
                                --------        ---------
    Total current assets             472              387

OTHER ASSETS
  Organization costs (net of $274
   amortization                      411              411
  Mining claims                   79,076           79,076
                                --------        ---------
                                $ 79,959        $  79,874
                                ========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable              $ 54,424        $   8,355
                                --------        ---------
OTHER CURRENT LIABILITIES
 Accrued Interest                  7,478            5,943
 Baragan Mountain (accrued
   Royalty Fee)                        0           50,000
 Notes Payable                    49,475           22,800
                                --------        ---------
LONG TERM DEBT
 NOTE PAYABLE                     27,600           27,600
                                --------        ---------
STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value,
   50,000,000 shares authorized,
    4,154,000 shares issued          415              413
  Preferred Stock - $.0001 par value,
   10,000,000 shares authorized, 0
   shares issued                      -                -

  Additional paid in capital     151,273           96,275
                                --------        ---------
                                 151,688           96,688
  Deficit accumulated during the
   development stage            (210,706)        (131,512)
                                --------        ---------
   Total Stockholders' Equity    (59,018)         (34,824)
                                --------        ---------
                                $ 79,959        $  79,874
                                ========        =========

            See accompanying notes to financial statements
                                 F-2

                         WINDSTAR RESOURCES, INC.
                       (A Development Stage Company)

                 STATEMENT OF LOSS AND ACCUMULATED DEFICIT
              for the period from inception (March 22, 1995)
                           through June 30, 1998

                                                        Cumulative
                                                        during
                                                        development
                    Three       Six                     stage from
                    Months      Months      Inception   inception
                    Ended       Ended       (3-22-95)   (3-22-95)
                    06-30-98    06-30-98    through     through
                    (Unaudited) (Unaudited) 12-31-97    06-30-98
INCOME              $     -     $      -    $     383   $      383

OPERATING EXPENSES    54,913       86,452     131,895      218,347
                    --------    ---------   ---------   ---------

NET INCOME (LOSS)   $(54,913)   $ (84,452)  $(131,512)  $(217,964)
                    ========    =========   =========   =========

NET INCOME PER
  SHARE             $    NIL    $     NIL   $    NIL    $     NIL
                    ========    =========   ========    =========


 The company is in the development stage and has not commenced operations.




















              See accompanying notes to financial statements

                         WINDSTAR RESOURCES, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
               March 22, 1995 (Inception) through June 30, 1998


                                                Additional  Retained
                                Common Stock    Paid-in     Earnings
                            Shares      Amount  Capital     (Deficit)
BALANCE
 Inception March 22, 1995          -    $    -  $      -    $      -

ADD:
  Sale of 752,000 shares
  of common stock for
  $44,450 cash                752,000        75    44,375

  Sale of 1,240,000 shares
  of common stock for mining
  claims at a value of
  $13,000                    1,240,000      124    12,876

Net loss for the period                                       (10,094)
                            ---------   ------- ---------   ---------

BALANCE, December 31, 1995  1,992,000       199    57,251     (10,094)

ADD:
  Sale of 1,600,000
  shares of common stock
  for mining claims at a
  value of $66,076          1,600,000       160    65,916

Deferred registration costs
 charged to paid-in-capital                       (36,838)

Net loss for 1996                                              (4,434)
                            ---------   ------- ---------   ---------
Balance,
  December 31, 1996         3,592,000       359    86,329     (14,528)

ADD:
  Sale of 540,000 shares
  of common stock for
  $10,000 cash                540,000        54     9,946

Net loss for 1997                                             (116,984)

ADD:
  Sale of 22,000 shares
  of common stock for
  $55,000 debt/interest        22,000         2    54,998

Net loss for the six
 months ended June 30,
 1998 (Unaudited)                                             (86,452)
                            ---------   ------- --------    ---------
BALANCE, June 30, 1998
 (Unaudited)                4,154,000   $   415 $151,273    $(217,964)
                            =========   ======= ========    =========

              See accompanying notes to financial statements
                                    F-4

                          WINDSTAR RESOURCES, INC.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                for the period from inception (March 22, 1995)
                            through June 30, 1997

                                                            Cumulative
                                                            during
                                                            development
                            Three       Six                     stage from
                            Months      Months      Inception   inception
                            Ended       Ended       (3-22-95)   (03-22-95)
                            06-30-98    06-30-98    through     through
                            (Unaudited) (Unaudited) 12-31-97    06-30-98
CASH FLOWS PROVIDED (USED)
IN OPERATIONS
 Net loss for the period    $ (54,913)  $ (86,452)  $ (131,512) $ (217,964)
 Noncash expense included:
  Amortization of
   organization costs                          -           274         274
  (Increase) decrease
   in accounts receivable                      -            -           -
 Increase in accounts payable  (7,650)     24,279       87,098     111,377
                            ---------    --------    ---------   ---------
                              (62,563)    (62,173)     (44,140)   (106,313)
                            ---------    --------    ---------  ----------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES               -           -            -           -
                            ---------    --------    ---------  ----------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES
  Proceeds from sale of
   stock                       62,258      62,258       54,450     116,708
  Payment of deferred registration
   and organization costs          -           -       (37,523)    (37,523)
  Increase in long term debt                            27,600      27,600
                            ---------    --------    ---------  ----------
                               62,258      62,258       44,527     106,785
                            ---------    --------    ---------  ----------
NET INCREASE (DECREASE)
  IN CASH                        (305)         85          387         472

CASH BEGINNING OF PERIOD          777         387           -
                            ---------    --------    ---------   ----------
CASH END OF PERIOD          $     472    $    472    $     387   $      472
                            =========    ========    =========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest            $    -0-    $   -0-     $    -0-    $     -0-
    Income taxes        $    -0-    $   -0-     $    -0-    $     -0-

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
    Mining claims were transferred to the Company during 1995, in exchange for 1,240,000 shares of common stock and is reflected in the balance sheet at the transferor cost of $13,000. The mining claims were appraised in October 1986 for an amount that exceeds the value reflected in the balance sheet by Marston & Marston, Inc. (engineers to the mining industry). Mining claims were transferred to the Company during 1996 in exchange for 1,600,000* shares of common stock and is reflected in the balance sheet at the transferor cost of $66,076.

*   Reflects a 1-for-250 share reverse stock split which occurred on April
    15, 1998.

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

2.   STOCKHOLDERS' EQUITY

     Incorporation shares: Upon incorporation, the Company had a total of 1,992,000 shares subscribed.

                       WINDSTAR RESOURCES, INC.
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

2.   STOCKHOLDERS' EQUITY . . .continued

    Public stock offering: On November 16, 1996, the Company issued one million (1,600,000) units in exchange for one hundred twenty eight (128) mining claims located in La Paz, Maricopa, and Yuma counties, Arizona. Each Unit consists of one share of Common Stock; one warrant to purchase one share of Common Stock at an exercised price of $2.50 per warrant ("Class A Warrants"); and, one warrant to purchase one share of Common Stock at an exercise price of $5.00 per warrant ("Class B Warrants"). The Warrants may be redeemed by the Company at any time upon thirty (30) days written notice to the holders thereof at redemption price of $0.00001 per warrant. The Warrants are immediately detachable and separately tradable. The Warrants are exercisable up to five (5) years from the effective date of the offering unless called sooner.

3.   EMPLOYMENT AGREEMENT

    On November 11, 1997 the Company entered into an employment agreement with Mr. Fred R. Schmid to be employed as President and Chief Executive Officer. The agreement shall expire on November 10, 2000.

4.   MINING CLAIMS

    Eight mining claims were transferred to the company on June 30, 1995 by "Quitclaim Deed" in exchange for 1,240,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor cost of $13,000.

    One hundred twenty-eight mining claims were transferred to the Company on November 16, 1996 by "Quitclaim Deed" in exchange for 1,600,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor cost of $66,076.

    The Four (4) Red Raven II claims purchased from Maxam Gold Corporation has a Royalty Fee clause attached to them. The royalty fee is Five (5) percent of the net income from operations on the claims or $50,000.00 annually (which ever is greater) starting July 14, 1997. The company was in default on this agreement. On June 18, 1998, a settlement with Baragan Mountain Mining LLC was finalized curing the default on the Red Raven II Claims. In exchange for the past due annual payment and interest thereon together totaling $55,000 and the elimination of all future similar minimum annual payment obligations, the Company's independent board of director members approved and authorized the issuance of 22,000 shares of restricted common stock at a value of $2.50 per share, to settle the default amount on these claims. In addition, the future production royalty interest on the four claims was reduced from 5% to 2 1/2% net smelter return on the sale of commercially mined minerals from these claims, if any.

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

Liquidity and Capital Resources.

    On April 15, 1998, the Company's shareholders approved, among other things, a 1-for-250 share of Common Stock reverse stock split; and, a change in the authorized capital from 3,000,000,000 shares of Common Stock, $0.00001 par value per share to 50,000,000 shares of Common Stock, $0.0001 par value; and, from 400,000,000 shares of Preferred Stock, $0.00001 par value per share to 10,000,000 shares of Preferred Stock, $0.0001 par value per share.

     The Company sold 1,992,000 shares of its Common Stock to nineteen persons and two corporations for $44,450 in cash and property. The cash has been used for organizational matters and initial start-up.

    Eight mining claims transferred to the Company on June 30, 1995 by "Quitclaim Deed" in exchange for 1,240,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor's costs of $13,000.

    One hundred twenty-eight mining claims were transferred to the Company on November 16, 1996 by "Quitclaim Deed" in exchange for 1,600,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor's costs of $66,076.

    Included in this group of claims are the Four (4) Red Raven II claims which carry an annual minimum payment of $50,000 or 5% of the net income from operations (whichever is grater) starting July 1, 1996. The Company defaulted on the minimum annual payment due on the first anniversary date and interest accrued at the annual rate of 5% payable to affiliated entities which are either principally owned or controlled, directly or beneficially by Dale L. Runyon and Robert M. Brown, Chairman and member of the Company's Board of Directors, respectively. On June 18, 1998, a settlement with Baragan Mountain Mining LLC was finalized curing the default on the Red Raven II Claims. In exchange for the past due annual payment and interest thereon together totaling $55,000 and the elimination of all future similar minimum annual payment obligations, the Company's independent board of director members approved and authorized the issuance of 22,000 shares of restricted common stock at a value of $2.50 per share, to settle the default amount on these claims. In addition, the future production royalty interest on the four claims was reduced from 5% to 2 1/2% net smelter return on the sale of commercially mined minerals from these claims, if any.

    In order to maintain the mining rights to the 136 unpatented mining claims the Company must pay an annual maintenance fee of $100 per claim to the United States government and $10 per claim to the county where the claims are located. This amount of $14,960 is payable by August 31st each year.

     As part of the employment agreement dated November 11, 1997 the Company sold Fred R. Schmid, pursuant to a Stock Purchase Agreement, 540,000 shares of Common Stock at a purchase price of $10,000, which has been paid to the Company. The agreement also provides an option for the purchase of 160,000 shares at a $2.50 per share and 160,000 shares at $5.00 per share for a period of ten years.

     The Company must obtain additional capital in order to fully develop its claims. The Company intends to raise additional capital in the future through loans or the sale of Common Stock. On August 1, 1997, the Company established a line of credit for one million dollars ($1,000,000) with Phoenix International Mining Inc. (a principal stockholder), with interest to be at one percent (1%) per month of the outstanding balance. The Company has borrowed $27,600. However, at the time of this report this source of funding has been delayed and future loans may not be available due to unforeseen circumstances beyond Phoenix's control. The Company is therefore considering the exercise of the outstanding 3,200,000 Class A and Class B Warrants as its best source of raising capital for funding the initial phase of exploration work on the claims. The Company has no operating history.

    On June 19, 1998, Post-Effective Amendment No. 1 to the Form S-1 Registration Statement under the Securities Act of 1933, became effective. The Company has registered 3,200,000 shares of Common Stock underlying the Company's Class A and Class B Warrants of 1,600,000 shares, respectively. Each Class A Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share; and each Class B Warrant entitles the holder to purchase one share of Common Stock at $5.00 per share; on or before August 15, 2001, unless the Warrants are called sooner by the Company. If all of the Class A Warrants are exercised the Company could realize $4,000,000; and if all of the Class B Warrants are exercised the Company could realize an additional $8,000,000. There is no assurances that the Warrants will be exercised, nor that the Company will realize any funding from this transaction.

    The Company has estimated that a minimum of $950,000 of proceeds to be derived form the exercise of the Warrants is necessary to undertake the initial exploratory phase of operations on the first target area, namely, Lost Horse Peak Claim. Following the initial target phase, if results warrant further exploratory operations, it is estimated that an additional $1,500,000 will be required to proceed with further exploration development on the Lost Horse Peak Claim. Other target areas will also be considered when necessary. There is no assurance that the Company will be successful in undertaking the exploration of the claims.

     The foregoing reflects the 1 for 250 share reverse stock split that took place on April 15, 1998.

    As of the filing date of this report the Company has notified Warrantholders that for a specific time period the exercise price of the Class A Warrants could be exercised at a reduced price subject to the written approval of each Warrantholder to modify the same. No replies have been received by the Company and there is no assurance that the Company will be successful in getting Warrantholders to accept the Company's offer.

                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    None.


ITEM 2. CHANGES IN SECURITIES

    On April 15, 1998, the Company's shareholders approved, among other things, a 1-for-250 share of Common Stock reverse stock split; and, a change in the authorized capital from 3,000,000,000 shares of Common Stock, $0.00001 par value per share to 50,000,000 shares of Common Stock, $0.0001 par value; and, from 400,000,000 shares of Preferred Stock, $0.00001 par value per share to 10,000,000 shares of Preferred Stock, $0.0001 par value per share.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 15, 1998, at a Special Meeting of the Shareholders the following matters were submitted to a vote and passed:

    1. To effect a 1-for-250 reverse stock split of the company's presently issued and outstanding common shares from 1,033,000,000 to 4,132,000.

    2. Amend the Company's Articles of Incorporation to reduce the total number of authorized common shares from 3,000,000,000 to 50,000,000 and change the par value of each common share from $0.00001 to $0.0001 per share.

    3. Amend the Company's Articles of Incorporation to reduce the total number of authorized Preferred Shares from 400,000,000 to 10,000,000 and change the par value of each share of Preferred Stock from $0.00001 to $0.0001 per share.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 13th day of August, 1997.


                    WINDSTAR RESOURCES, INC.
                    (the "Registrant")

                    BY: /s/ Richard G.  Steeves,
                        Secretary/Treasurer, Chief Financial Officer and, a member of the Board of Director

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule