Form 10-Q
period 1998-09-30
WINDSTAR RESOURCES INC
filed 1998-11-12
CIK 1011722

=================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549


                              FORM 10-Q

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended SEPTEMBER 30, 19998

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

                         YES [ x ]         NO [   ]

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at September 30, 1998 was 4,205,277 shares.

=================================================================

                               PART I

ITEM 1.   FINANCIAL STATEMENTS.

                       WINDSTAR RESOURCES, INC.




                        FINANCIAL INFORMATION




                                                PAGE
    INDEX                                       NUMBER


    Accountants' Report                             F-1


    Balance Sheet as September 30, 1998 and
     December 31, 1997                              F-2

    Statement of Loss and accumulated deficit
     for the period from inception (March 22, 1995)
     through September 30, 1998                     F-3

    Statement of Changes in Stockholders' Equity
     for the period from inception (March 22, 1995)
     through September 30, 1998                     F-4

    Statement of Cash Flows for the period from
     inception (March 22, 1995) through
     September 30, 1998                             F-5

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

We have not audited the balance sheet as of September 30, 1998, or the related statements of loss and accumulated deficit and cash flows for the nine months ended September 30, 1998, and accordingly, do not express an opinion or any other form of assurance on them.



                            Robert Moe & Associates, P.S.
                            Certified Public Accountants
Spokane, Washington
February 27, 1998

       4               WINDSTAR RESOURCES, INC.
                    (A Development Stage Company)
                            BALANCE SHEET
               September 30, 1998 and December 31, 1997

                                ASSETS

                                09-30-98
                                (Unaudited)     1997
CURRENT ASSETS
  Cash                          $  1,577        $     387
   Accounts receivable
                                --------        ---------
    Total current assets           1,577              387

OTHER ASSETS
  Organization costs (net of $274
   amortization                      411              411
  Mining claims                   79,076           79,076
                                --------        ---------
                                $ 81,064        $  79,874
                                ========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable              $ 83,050        $   8,355
                                --------        ---------
OTHER CURRENT LIABILITIES
 Accrued Interest                 11,850            5,943
 Baragan Mountain (accrued
   Royalty Fee)                        0           50,000
 Notes Payable                    52,724           22,800
                                --------        ---------
LONG TERM DEBT
 NOTE PAYABLE                     27,600           27,600
                                --------        ---------
STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value,
   50,000,000 shares authorized,
    4,205,277 shares issued          420              413
  Preferred Stock - $.0001 par value,
   10,000,000 shares authorized, 0
   shares issued                      -                -

  Additional paid in capital     164,236           96,275
                                --------        ---------
                                 164,656           96,688
  Deficit accumulated during the
   development stage            (258,816)        (131,512)
                                --------        ---------
   Total Stockholders' Equity    (94,160)         (34,824)
                                --------        ---------
                                $ 81,064        $  79,874
                                ========        =========

            See accompanying notes to financial statements

                         WINDSTAR RESOURCES, INC.
                       (A Development Stage Company)

                 STATEMENT OF LOSS AND ACCUMULATED DEFICIT
              for the period from inception (March 22, 1995)
                        through September 30, 1998

                                                        Cumulative
                                                        during
                                                        development
                    Three       Nine                    stage from
                    Months      Months      Inception   inception
                    Ended       Ended       (3-22-95)   (3-22-95)
                    09-30-98    09-30-98    through     through
                    (Unaudited) (Unaudited) 12-31-97    09-30-98
INCOME              $     -     $      -    $     383   $      383

OPERATING EXPENSES    48,111      127,304     131,895      259,199
                    --------    ---------   ---------   ---------

NET INCOME (LOSS)   $(48,111)   $(127,304)  $(131,512)  $(258,816)
                    ========    =========   =========   =========

NET INCOME PER
  SHARE             $    NIL    $     NIL   $    NIL    $     NIL
                    ========    =========   ========    =========


The company is in the development stage and has not commenced operations.



















              See accompanying notes to financial statements

       6                 WINDSTAR RESOURCES, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
         March 22, 1995 (Inception) through September 30, 1998

                                                Additional  Retained
                                Common Stock    Paid-in     Earnings
                            Shares      Amount  Capital     (Deficit)
BALANCE
 Inception March 22, 1995          -    $    -  $      -    $      -
ADD:
  Sale of 752,000 shares
  of common stock for
  $44,450 cash                752,000        75    44,375

  Sale of 1,240,000 shares
  of common stock for mining
  claims at a value of
  $13,000                    1,240,000      124    12,876
Net loss for the period                                       (10,094)
                            ---------   ------- ---------   ---------

BALANCE, December 31, 1995  1,992,000       199    57,251     (10,094)
ADD:
  Sale of 1,600,000
  shares of common stock
  for mining claims at a
  value of $66,076          1,600,000       160    65,916
Deferred registration costs
 charged to paid-in-capital                       (36,838)
Net loss for 1996                                              (4,434)
                            ---------   ------- ---------   ---------
Balance,
  December 31, 1996         3,592,000       359    86,329     (14,528)
ADD:
  Sale of 540,000 shares
  of common stock for
  $10,000 cash                540,000        54     9,946
Net loss for 1997                                             (116,984)
                            ---------   ------- ---------   ----------
Balance,
 December 31, 1997          4,132,000       413    96,275     (131,512)
ADD:
  Sale of 22,000 shares
  of common stock for
  $55,000 debt/interest        22,000         2    54,998
Net loss for the nine
  months ended September
  30, 1998 (Unaudited)                                       (127,304)
                            ---------   ------- --------    ---------
BALANCE, September 30, 1998
 (Unaudited)                4,205,277   $   420 $164,237    $(258,816)
                            =========   ======= ========    =========

              See accompanying notes to financial statements

       7                  WINDSTAR RESOURCES, INC.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                for the period from inception (March 22, 1995)
                         through September 30, 1997
                                                                Cumulative
                                                                during
                                                                development
                            Three       Nine                    stage from
                            Months      Months      Inception   inception
                            Ended       Ended       (3-22-95)   (03-22-95)
                            09-30-98    09-30-98    through     through
                            (Unaudited) (Unaudited) 12-31-97    09-30-98
CASH FLOWS PROVIDED (USED)
IN OPERATIONS
 Net loss for the period    $ (48,111)  $(127,304)  $ (131,512) $ (258,816)
 Noncash expense included:
  Amortization of
   organization costs                          -           274         274
  (Increase) decrease
   in accounts receivable                      -            -           -
 Increase in accounts payable  36,247      60,526       87,098     147,624
                            ---------    --------    ---------   ---------
                              (11,864)    (66,778)     (44,140)   (110,918)
                            ---------    --------    ---------  ----------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES               -           -            -           -
                            ---------    --------    ---------  ----------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES
  Proceeds from sale of stock  12,969      67,968       54,450     122,418
  Payment of deferred registration
   and organization costs          -           -       (37,523)    (37,523)
  Increase in long term debt                            27,600      27,600
                            ---------    --------    ---------  ----------
                               12,969      67,968       44,527     112,495
                            ---------    --------    ---------  ----------
NET INCREASE (DECREASE)
  IN CASH                       1,105       1,190          387       1,577
CASH BEGINNING OF PERIOD          472         387           -
                            ---------    --------    ---------   ----------
CASH END OF PERIOD          $   1,577    $  1,577    $     387   $    1,577
                            =========    ========    =========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                $    -0-     $   -0-     $    -0-    $     -0-
    Income taxes            $    -0-     $   -0-     $    -0-    $     -0-

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

     Mining claims are reviewed annually by management for continued valuation or impairment. Management will consider the estimated undiscounted future cash flows and write off claims abandoned or impaired. Management elected to adopt Financial Accounting Standards No. 121 effective January 1, 1996. The adoption did not impact the financial statements at December 31, 1995.
                               F-6

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

4.   MINING CLAIMS . . . continued

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

     On September 16, 1998, the National Association of Securities Dealers ("NASD") cleared Olsen Payne & Company's (a brokerage company) request to quote the Company's Common Stock for trading on the OTC Bulletin Board ("OTCBB"). After 30 days other brokerage companies could also become market makers in the Company's securities. The symbols used for trading on the OTCBB are WSRI for the common stock; WSRIW for the Class A Warrant; and WSRIZ for the Class B Warrant. The current gold market price continues to be depressed and this has affected gold mining companies' stock prices and also their ability to raise capital.

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

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 11th day of November, 1998.


                              WINDSTAR RESOURCES, INC.
                              (the "Registrant")

                              BY:  /s/ Richard G. Steeves,
                                   Richard G.  Steeves,
                                   Secretary/Treasurer, Chief
                                   Financial Officer and, a
                                   member of the Board of
                                   Director

                          EXHIBIT INDEX

Exhibit
  No.               Description

  27                Financial Data Schedule