Form 10KSB
period 1998-12-31
WINDSTAR RESOURCES INC
filed 1999-03-31
CIK 1011722

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1998

     OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                  Commission file number 333-03074

                      WINDSTAR RESOURCES, INC.
       (Exact name of registrant as specified in its charter)

Arizona                                 37-1356503
State or other jurisdiction of          (IRS Employer
incorporation or organization           Identification No.)

                        528 Fon du Lac Drive
                   East Peoria, Illinois   61611
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

State Issuer's revenues for its most recent fiscal year.
     December 31, 1998 - $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. Dec 31, 1998 - $ -0-. There are approximately 1,007,099 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for the shares of Common Stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $100.71.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

December 31, 1998 - 4,205,530 shares of Common Stock

Documents Incorporated by Reference

1. Form S-1 Registration Statement and all amendments thereto, which was declared effective by the Securities and Exchange Commission on August 16, 1996 and all exhibits thereto.

2. Form 10-KSB for the period ending December 31, 1996 and any amendments thereto.

3. Form 10-KSB for the period ending December 31, 1997 and any attachments thereto.

4. Form S-1 Registration Statement and all amendments thereto, which was declared effective by the Securities and Exchange Commission on June 19, 1998, and all exhibits thereto.

     Transitional Small Business Issuer Format
                         YES [  x  ]   NO [     ]

                               PART I
ITEM 1.   BUSINESS.

Background and Business Strategy.

Background.

     WindStar Resources, Inc. (formerly Turtleback Mountain Gold Co., Inc.)(the "Company") has had no significant operating history and must be considered an exploration stage company. The Company was formed on March 22, 1995, to engage in the business of identification, acquisition, exploration and, if warranted, development of mineral properties and the production of minerals therefrom. The Company does not own an operating mine and has no other revenue-producing mining activities. Moreover, it is not expected to commence mining activities, at least with respect to its southwestern Arizona properties, until the following events have occurred; initial operating capital has been secured; significant exploration activities on the Company's mining claims have been completed; a determination has been made that the properties contain a commercially mineable ore body; all required mining and environmental permitting applications have been approved; a comprehensive feasibility study or proposed mine plan has been prepared; and adequate financing of a mine has been obtained. There is no assurance that the Company will be successful in any of these activities. The mineralization of main exploratory interest is gold. No reserves have been delineated on the property, and to date the Company has not identified a commercially mineable ore body.

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

     Eight claims were transferred to the Company on June 30, 1995 in exchange for 1,240,000 "restricted" shares of Common Stock and were valued at the transferors' cost of $13,000. On November 16, 1996, the Company issued 1,600,000 Units in exchange for 128 unpatented claims. Each Unit consisted of one share of Common Stock; one warrant to purchase one share of Common Stock at an exercised price of $2.50 per warrant ("Class A Warrant"); and, one warrant to purchase one share of Common Stock at an exercise price of $5.00 per warrant ("Class B Warrant"). The Warrants may be redeemed by the Company at any time upon thirty (30) days written notice to the holders thereof at a redemption price of $0.00001 per warrant. The Warrants are exercisable up to August 16, 2001 (five years from the effective date) unless called sooner. The number of shares issued was based on the amount of acreage owned by a claimant. The Company issued approximately 89.69 Units for
each acre      it acquired and are reflected in the balance sheet at
the transferor cost of $66,076. The foregoing number of Units was arbitrarily determined by the Company and bore no relationship to the value of the claims and no fairness opinion was obtained from an independent party.

     The four Red Raven II Claims acquired under a January 7, 1994 agreement from Maxam Gold Corporation have a royalty fee clause attached to them. The royalty fee is five percent (5%) of the net income from operations on the Claims or $50,000.00 annually (which ever is greater) starting July 1, 1997. The company was in default on this agreement. On June 18,1998 a settlement with Baragan Mountain Mining LLC was finalized curing the default on the Red Raven II Claims. In exchange for the past due annual payment and interest thereon together totaling $55,000, and the elimination of all future similar minimum annual payment obligations, the Company's independent board of director members approved and authorized the issuance of 22,000 shares of restricted Common Stock at a value of $2.50 per share, to settle the default amount on these claims. In addition, the future production royalty interest on the four claims was reduced from 5% to 2-1/2% net smelter return on the sale of commercially mined minerals from these claims, if any. All of the claims will be reviewed annually by management for continued valuation or impairment. Management will consider the estimated undiscounted future cash flows and write off claims abandoned or impaired. Management intends to adopt Financial Account Standards No. 121 effective January 1, 1996.

     The Company's management believes that exploration is warranted on eight claims currently held by the Company as indicated by recent geology information. Management's belief is predicated upon a report dated October 1986 prepared by William T. Marston, P.E., deceased, which indicates that there are economically recoverable quantities of gold in the mineralized material. Reports written on May 7th and September 4th, 1996 by Hewlett Mineral Management indicated a mineral resource on the Lost Horse Peak Claim of approximately 10.9 million tons averaging a gold grade of 0.036 troy ounces per ton (see Exploration and Development Section). However, there can be no assurance the occurrence, grade, and quantity of gold or other precious metal mineralization will satisfy the cost of recovery. Currently, there are no known mineral deposits of commercial mineable significance on any of the Company's properties. Nevertheless, according to preliminary geological information, eight of the claims demonstrate mineralization features related to possible deposits of gold or other precious metals sufficient to merit further exploration. If sufficient funds are available, management plans to complete the exploration stage of operations on these eight claims and others to substantiate the presence of sufficient commercial gold bearing deposits and to prepare a feasibility report based upon such information, if indicated. To date, the Company has not established any marketing plans or concluded any commercial mineral reserves which may be located on the Company's claims.

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

     Olsen Payne, a broker/dealer firm, has filed a Securities and Exchange Commission Form under Rule 15c2-11, seeking the right to initiate quotations of the Company's securities in the OTC Bulletin Board Service. Management believes that the listing of its securities on the OTCBB could be of value to shareholders and warrantholders and assist the Company in its efforts to raise the necessary funding for its exploration program. However, there can be no assurance that a trading market will develop or continue following the listing of the Company's securities on the OTCBB, or even if such a trading market should develop that the securities may be resold at or near their original cost. The exercise price of all Classes of Warrants, including those originally offered as part of the Units, has been determined arbitrarily by the Company and bears no relationship whatsoever to assets, earnings, book value, or any other objective standard of worth. On September 16, 1998, the National Association of Securities Dealers ("NASD") cleared Olsen Payne & Company's request to quote the Company's Common Stock for trading on the OTC Bulletin Board ("OTCBB"). The symbols used for trading on the OTCBB are WSRI for the Common Stock; WSRIW for the Class A Warrant; and WSRIZ for the Class B Warrant.

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

Geology.

     The sites lie within the Basin and Range province of Southwest Arizona. Each site is in the flat lying, gently sloping and relatively uncut area between and along the adjacent mountains. The sites are covered (or filled) by basin fill that is recent to Pleistocene in age. The source areas for the basin fill are the surrounding ranges of hills and mountains. The basin fill is composed of unconsolidated gravel, sand, silt, clays, and possibly some glacial till and debris. The silt and clays are water deposited although there is evidence that some of the silt sand may be air-borne and deposited. The gravel may or may not be water worn-usually the top or upper layers of coarser material are angular indicating that this material has not traveled far from its in-situ location.

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

Exploration and Development Activities.

     Since the claims are without known commercially mineable proven or probable reserves the Company proposes to investigate and explore the possibility of commercial grade of minerals contained in the claims through exploration work on the properties. In order to determine if such minerals are present, the Company must raise the necessary capital to undertake an initial exploration program. Approximately $1.0 million is budgeted for initial trenching, drilling, sampling, assaying, metallurgical testing, permitting, engineering, geological and administrative supervision of the program. Multiple claims will be investigated with primary focus directed toward Lost Horse Peak, Vekol Valley and Red Raven claims, since preliminary information has previously been reported on these claims by independent sources. On September 4, 1996, Hewlett Mineral Management issued a report on Lost Horse Peak based on two series of back-hoe trenches and two periods of auger drill-hole sampling to compute a mineralized resource of approximately 10.9 million tons averaging a gold grade of 0.036 troy ounces per ton. This information was based upon standard methods of ore computation on 500-foot square blocks through interpolation into a 500-foot square grid. However, additional work must be completed to establish and confirm that the mineralized values are consistent throughout the tested area through in-fill drilling, trenching, sampling, assaying, metallurgical testing and additional work before proven reserves can be reported. There is no assurance that reserves will be established or that the estimated exploration costs will be sufficient to prove the existence of commercial grade minerals. Costs may vary depending upon unknown events which may impact the exploration and mining of claims

     The Company expects to pay the costs of such exploration work from funds to be realized through the exercise of the outstanding "A" and "B" Warrants held by shareholders of the Company, which are exercisable into shares of the Company's Common Stock at $2.50 and $5.00 respectively. Management is also considering raising funds through loans. On August 1, 1997, the Company established a line of credit for $1,000,000 with Phoenix International Mining, Inc.(a principal shareholder), however, at the time of this report this source of funding has been delayed due to unforeseen circumstances beyond Phoenix's control. The Company therefore is considering the exercise of the outstanding Warrants as its best source of raising capital for funding the initial phase of exploration work. On July 29, 1998, the Company notified Class A Warrantholders of an offer to exercise the Class A Warrants at a reduced price for a specific time period, subject to the written approval of each Warrantholder to modify the same. A majority of the Class A Warrantholders did reply and approved a lower exercise price of the Class A Warrant. To date, $14,999 has been raised through the exercise of a small number of Class A Warrants. Management may also seek to raise capital through a public offering of its securities or joint venture participation from third parties. There is no assurance, however, that the Company will be successful in its efforts to raise capital or how long it may take to raise adequate funds to complete the exploration of the claims. In the event adequate capital is not available to complete the exploration of the claims or if adequate capital is raised but commercial grade of minerals are not established on any of the claims a Shareholder or Warrantholder could lose his/her entire investment.

Mining, Environmental and Other Matters Pertaining to Properties.

Overview.

     The Company, like other mining companies doing business in the United States, is subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water in the vicinity of its mining operations and the preservation of certain archeological sites. These include "permitting" or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once commercial mining operations have ceased. These laws also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste.

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

Safe Harbor Statement.

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

     3. No Commercially Mineable Ore Body. No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified.

     4. Risks Inherent in the Mining Industry. The Company is subject to all of the risks inherent in the mining industry including, without limitation, the following: competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties; in order to maintain possessory title to Unpatented mining claims after discovery of valuable mineral deposits, the claim holder must pay fees; exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially Mineable deposits of ore; operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls; a large number of factors beyond the control of the Company, including fluctuations in gold, silver, or other mineral prices, inflation, and other economic conditions, will affect the economic feasibility of mining of precious metals, particularly gold and silver; mining activities are subject to substantial operating hazards some of which are not insurable or may not be insured due to economic considerations; the availability of water, which is essential to milling operations; and, interruptions caused by adverse weather conditions.

     5. Need for Additional Capital. The ability of the Company to ultimately conclude the exploration of its properties will depend upon its ability to raise additional capital or to enter into arrangements for such purposes with third parties. There can be no assurance that additional financing will not be required sooner than presently projected. There also can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be commercially acceptable to the Company.

     6. Nature of the Industry. Exploration, development and mining of mineral properties is highly speculative and involves unique and greater risks than are generally associated with other businesses. The Company's operations will be subject to all the operating hazards and risks normally incident to the exploration, development and mining of mineral properties, including risks enumerated above and below.

     7. Fluctuating Price for Gold. The Company's operations will be greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, the strength of the United States dollar, global and regional demand and political and economic conditions and production costs in major gold producing regions of the world.

     8. Unpatented Claims. The Company holds unpatented mining claims, which are possessory only and are held by right of location. These claims are subject to inherent hazards of non-recorded risks. Unpatented mining claims are subject to title hazards, and require payment of fees.

     9. Environmental Controls. Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company's intended activities. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.

     10. Governmental Regulation and Environmental Controls. The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling not only the exploration for and development of mineral properties, but also the possible effect of such activities upon the environment. In its mining operations, the Company will use certain equipment which will subject the Company to federal and state safety and health regulations. While the Company intends to act in compliance with all such regulations, any adverse ruling under any regulations, any imposition of a fine, or any imposition of more stringent regulations could require the Company to make additional capital expenditures that could impair its operations. The United State Congress is currently considering changes to the General Mining Laws of 1872. The exact nature and extent of any changes are unknown at this time, but it is anticipated that there may be changes affecting the cost of acquiring patented mining claims and the assessment work required to hold Unpatented claims.

     11. No Dividends. The Company has paid no dividends since its inception and does not intend to pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings, if any, for use in its business operations.

     12. Preferred Shares Authorized. Although the Company does not presently intend to issue preferred shares, the holders of preferred shares, if and when issued, would more than likely have rights superior to those of common shareholders. Any issuance of preferred shares would dilute the interest of the common shareholders.

     13. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers who will exercise control over the day to day affairs of the Company and upon its Directors, most of whom are engaged in other activities, and will devote limited time to the Company's activities, upon completion of this offering. The President will devote 80% of his time to the operation of the day to day affairs of the Company and the Secretary/Treasurer will devote 25% his time to the operation of the day to day affairs to the Company. There can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable.

     14. Issuance of Additional Shares. 4,205,530 shares of Common Stock or 85.3 % of the 50,000,000 authorized shares of Common Stock of the Company remain unissued even if all of the Redeemable Warrants are exercised. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to acquire equipment or services, or for other corporate purposes. Any additional issuance by the Company following the offering, from its authorized but unissued shares, would have the effect of further diluting the interest of investors in this offering.

     15.  Non-Arms's Length Transaction.  The number of shares of
Common Stock issued to present shareholders of the Company for cash and property was arbitrarily determined and may not be considered the product of arm's length transactions.

     16. Indemnification of Officers and Directors for Securities Liabilities. The Articles of Incorporation of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Arizona Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     17. Competition. The Company has competitors and potential competitors, many of whom may have considerably greater financial and other resources than the Company.

     18. Lack of Public Market for Securities. At present, no market exists for the Company's securities and there is no assurance that a regular trading market will ever develop or, if developed, that it will be sustained. A purchaser of shares may, therefore, be unable to resell the securities offered herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

     19. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. The shareholders purchasing in this offering may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     20. Possibility of Defective Title. The Company's interests in the properties are and will be in the form of unpatented mining claims acquired from third parties. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties related to such non-recorded facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, whether the minerals discovered were properly locatable as a lode claim or a placer claim as appropriate, whether sufficient annual assessment work has been performed since location as required by law, and possible conflicts with other claims not determinable from description of record. In the absence of a discovery of valuable minerals, a mining claims is open to location by others unless the owner is in actual possession of and diligently working the claim.

     21. Availability of Water Shortages of Supplies and Materials. Water is essential in all phases of the exploration for and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Water is known to be in short supply throughout the area where the Company intends to concentrate its mining activities. Furthermore, any water that may be found will be subject to acquisition pursuant to local, state and federal water quality standards. The Company has not determined the availability of water, and has not determined the cost of compliance with any water quality restrictions. Both the lack of available water and the cost of complying with water quality regulations may make an otherwise viable project economically impossible to complete. The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for an evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. There is a possibility that planned operations may be subject to delays due to such shortages and that further price escalations will increase the costs of the Company.


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

The claims are as follows:

Title of                                        BLM     Claim  Section
Claim               County    Location          AMC     Number Number
Lost Horse Peak     Maricopa  Township 7 South  317628  11-1   11
                              Range 1 West      317629  11-2
                                                317630  11-4
                                                317631  12-1   12

Vekol Valley        Maricopa  Township 8 South  330955  27-1   27
                              Range 1 East      330956  27-2
                                                330957  27-3
                                                330958  27-4

Red Raven II        Yuma      Township 4 South  315314  3-1    3
                              Range 12 West     315315  3-2
                                                315316  3-3
                                                315317  3-4
Salome              Lapaz     Township 6 North  332066  14-1   14
                              Range 13 West     332071  15-2   15
                                                332072  15-3
                                                332073  15-4
Winchester          Lapaz     Township 6 North  332112  6-3    6
                              Range 12 West     332113  6-4
                                                332114  7-1    7
                                                332115  7-2
Low Mountain        Lapaz     Township 7 North  332043  28-1   28
                              Range 12 West     332044  28-2
                                                332045  28-3
                                                332046  28-4
Socorro Peak        Lapaz     Township 6 North  332098  30-1   30
                              Range 11 West     332099  30-2
                                                332100  30-3
                                                332101  30-4
Happy Camp          Lapaz     Township 7 North  332030  8-1    8
                              Range 11 West     332031  8-2
                                                332032  8-3
                                                332033  8-4
Sacaton Flats       Maricopa  Township 3 South  329259  5-3    5
                              Range 10 West     329260  7-2    7
                                                329261  7-4
                                                329262  8-1    8
Red Raven II        Yuma      Township 4 South  329263  4-1    4
                              Range 12 West     329969  4-2
                                                329264  4-3
                                                329265  4-4
                                                329266  9-1    9
                                                329971  9-2
                                                329973  10-1   10
                                                329974  10-2
Meltop              Maricopa  Township 2 South  331076  34-2   34
                              Range 3 West      331077  35-1   35
                                                331078  35-2
                                                331079  35-3
Tricia              Maricopa  Township 2 South  323305  31-3   31
   Sheri- Ect                 Range 2 West      323308  31-4
                              Township 2 South  323332  26-2   26
                              Range 3 West      323331  26-4
Meltop              Maricopa  Township 2 South  331049  20-3   20
                              Range 3 West      331050  20-4
                                                331065  29-1   29
                                                331066  29-2
Rainbow             Maricopa  Township 3 South  31090   7-3    7
                              Range 1 West      331091  18-1   18
                                                331092  18-3
                                                331093  19-1   19
Mobile              Maricopa  Township 3 South  331080  19-4   19
                              Range 1 East      331081  20-3   20
                                                331082  29-1   29
                                                331083  30-2   30

Rainbow Valley Maricopa    Township 3 South    331106    11-1   11
                           Range 2 West        331107    11-2
                                               331108    11-3
                                               331109    11-4
Bosque         Maricopa    Township 6 South    329591    1-3    1
                           Range 3 West        328317    11-2   11
                                               328319    11-4
                                               329600    12-1   12
                                               329601    12-3
                                               329602    13-1   13
                                               328320    14-1   14
                                               328321    14-2
                           Township 5 South    329605    29-3   29
                           Range 3 West        330030    29-4
                                               329606    30-3   30
                                               329607    30-4
Coyote Peak    Lapaz       Township 2 North    329373    3-1    3
                           Range 13 West       329374    3-2
                                               330478    3-3
                                               330479    3-4
                                               330490    8-1    8
                                               330491    8-2
                                               330492    8-3
                                               330493    8-4
                                               330554    28-1   28
                                               330555    28-2
                                               330556    28-3
                                               330557    28-4
Coyote Well    Lapaz       Township 2 North    329573    12-3   12
                           Range 14 West       329572    12-4
                                               329574    13-1   13
                                               329575    13-2
Little Horn    Lapaz       Township 1 North    330333    2-1    2
                           Range 13 West       330334    2-2
                                               330335    2-3
                                               330336    2-4
                                               330367    11-1   11
                                               330368    11-2
                                               330369    11-3
                                               330370    11-4
                                               330373    13-1
                                               330374    14-1
                                               330375    14-2
Little Horn    Lapaz      Township 1 North     330376    14-3
                          Range 13 West
Red Raven      Yuma       Township 3 South     329944    2-1    2
                          Range 12 West        329934    2-2
                                               329946    2-3
                                               329947    2-4
                                               329964    34-2   34
                                               329965    34-3
                                               329966    34-4
                                               329967    35-1   35
Charco Tank     Lapaz     Township 3 North     329485    17-3   17
                          Range 14 West        329486    17-4
                                               329487    18-3   18
                                               329488    18-4


Mike            Lapaz     Township 2 North     330295    6-1    6
                          Range 12 West        330296    6-2
                                               330297    6-3
                                               330298    6-4
Getzwell        Maricopa  Township 7 South     338174    34-1   34
                          Range 2 West         339175    34-2
                                               338176    34-3
                                               338201    34-4
Palomas         Yuma      Township 2 South     339721    1-1    1
                          Range 13 West        339722    1-2
                                               337241    1-3
                                               339723    1-4
                                               337302    36-1   36
                                               339796    36-2
                                               339797    36-3
                                               339798    36-4


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held a shareholders meeting on April 15, 1998. The matters voted upon and passed were 1) The reverse stock split of the 1,033,000,000 issued and outstanding shares of Common Stock on a 1 for 250 basis. 2) The amendment of the Company's certificate of incorporation to decrease the authorized common stock of the company from 3,000,000,000 shares, $0.00001 par value to 50,000,000 shares,
$0.0001 par value per share. 3) The amendment of the Company's certificate of incorporation to decrease the authorized preferred stock of the company from 400,000,000 shares, $0.00001 par value to 10,000,000 shares, $0.0001 par value per share.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

(a)  Market Information.


     The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol WSRI. The table shows the high and low bid of Registrant's Common Stock since September 16, 1998 when the Registrant's securities began trading.

          Quarter Ended                  BID
     1998                          High      Low
          Third Quarter            0.00      0.00
          Fourth Quarter           0.00      0.00


(b)  Holders.

     As of December 31, 1998, there were approximately 145 holders of the Registrant's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

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

     The Company controls the mining rights to 136 unpatented mining claims in Arizona. Included in this group of claims are the four Red Raven II Claims which carried an annual minimum payment of $50,000 or 5% of the net income from operations (whichever is greater) starting July 1, 1996. The Company defaulted on the minimum annual payment due on the first anniversary date and interest accrued at the annual rate of 5% payable to affiliated entities which are either principally owned or controlled, directly or beneficially by Dale L. Runyon and Robert M. Brown, Chairman and member on the Company's Board of Directors, respectively. On June 18, 1998, a settlement with Baragan Mountain Mining LLC was finalized curing the default on the Red Raven II Claims.

In exchange for the past due annual payment and interest thereon together totaling $55,000 and the elimination of all future similar minimum annual payment obligations, the Company's independent board of director members approved and issued 22,000 shares of restricted Common Stock at a value of $2.50 per share, to settle the default amount on these claims. In addition, the future production royalty interest on the four claims was reduced from 5% to 2-1/2% net smelter return on the sale of commercially mined minerals from these claims, if any.

     In order to maintain the mining rights to the 136 unpatented mining claims the Company must pay an annual maintenance fee of $100 per claim to the United States government. This amount of $13,600 is payable by August 31 each year. The Company paid the annual assessment amount for the current year, however, failure to meet this payment obligation in the future could result in the loss of these claims and mining rights.

     The Company must obtain additional funds in order to fully
maintain, explore and develop its mining claims, if warranted.   The
Company intends to raise additional capital in the future through loans or the sale of common stock. On August 1, 1997, the Company established a line of credit for one million dollars with Phoenix International Mining, Inc. (a principal stockholder) with interest to be at one percent (1%) per month of the outstanding balance. The Company has borrowed $27,600 under this line of credit. However, at the time of this report this source of funding has been delayed and future loans may not be available due to unforeseen circumstances beyond Phoenix's control. The Company is therefore considering the exercise of the outstanding 3,200,000 Class "A" and "B" Warrants into shares of Common Stock as its best source of raising capital for funding the initial phase of exploration work on the claims. The Company has no operating history.

     On June 19, 1998, Amendment No. 1 to the Form S-1 Registration Statement under the Securities Act of 1933 became effective. The Company has registered 3,200,000 shares of Common Stock underlying the Company's Class "A" and Class "B" Warrants of 1,600,000 shares, respectively. Each A Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share, and each B Warrant entitles the holder to purchase one share of Common Stock at $5.00 per share, on or before August 15, 2001, unless the Warrants are called sooner by the Company. On July 29, 1998, the Company notified Class A Warrantholders of an offer to exercise the Class A Warrants at a reduced price for a specific time period, subject to the written approval of each Warrantholder to modify the same. A majority of the Class A Warrantholders did reply and approved a lower exercise price of the Class A Warrant. To date, $14,999 has been raised through the exercise of a small portion of the Class A Warrants by some of the
Warrantholders who approved the modification.   Funds must continue to
be raised through the exercise of the Class A and Class B Warrants. There is no assurances that additional Warrants will be exercised or that the Company will be successful in realizing sufficient funding from this transaction.

     The current gold market price continues to be depressed and this has affected the Company's stock price and also its ability to raise capital.

     The Company has estimated that a minimum of $950,000 of proceeds to be derived from the exercise of the Warrants is necessary to undertake the initial exploratory phase of operations on the first target area, namely, Lost Horse Peak Claim. Following the initial phase, if results warrant further exploratory operations, it is estimated that an additional $1,500,000 will be required to proceed with further exploration development on the Lost Horse Peak Claim. Other target areas will also be considered when necessary. There is no assurance that the Company will be successful in undertaking the exploration of the claims.

     As part of the employment agreement dated November 11, 1997, the Company sold Fred R. Schmid, pursuant to a Stock Purchase Agreement, 540,000 shares of Common Stock at a purchase price of $10,000, which has been paid to the Company. The agreement also provides an option for the purchase of 160,000 shares at $2.50 per share and 160,000 shares at $5.00 per shares for a period of ten years. On July 29, 1998, the $2.50 option price was reduced to conform with the offer granted to the Warrantholders to exercise the Class A Warrants at a reduced price for a specific time period. As of the date of this report no additional shares were purchased.

Results of Operations.

     1998 compared to 1997. During the years ended December 31, 1998 and December 31, 1997 the Company realized no revenues.


     Operating expenses increased to $172,734 for the year ended December 31, 1998 from $110,126 for the year ended December 31, 1997. The overall increase was primarily due to general and administrative expenses for start up operations including $98,332 officer's salary and $8,352 payroll taxes which did not exist in 1997. Interest expense on notes payable increased to $18,114 from $3,453 in 1997, and legal expense increased to $15,579 from $7,998 in 1997 due to necessary shareholder approved actions, and Securities and Exchange Commission
registration  filings and quarterly reports.   Royalty fees of $50,000
per annum plus accrued interest carried in 1997 was reduced to zero ($0.00) in 1998, due to the agreement reached with Baragan Mountain Mining LLC.

Liquidity and Capital Resources.

     The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since inception. At December 31, 1998, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception.

     Prior to 1998, the Company sold 1,992,000 shares of its Common Stock to nineteen persons and two corporations for $44,450 in cash and property. The cash has been used for organizational matters and initial start-up.

     Eight mining claims were transferred to the Company on June 30, 1995 by "Quitclaim Deed" in exchange for 1,240,000 shares on Common Stock. The mining claims are reflected in the balance sheet at the transferor cost of $13,000.

     One hundred twenty-eight mining claims were transferred to the Company on November 16, 1996 by "Quitclaim Deed" in exchange for
1,600,000 shares of Common Stock. The mining claims are reflected in the balance sheet at the transferor cost of $66,076.

     In 1998, the Company issued 51,442 shares of its Common Stock and received $14,999 in payment for the exercise of Class A Warrants by Warrantholders.

     As of December 31, 1998, 4,205,530 shares of Common Stock are outstanding and 1,548,558 Class A Warrants and 1,600,000 Class B Warrants. As of the date of this report, addition Class A Warrants have been exercised increasing the total outstanding shares of Common Stock to 4,212,530 and reducing the Class A Warrants to 1,541,558.

     The Company must obtain additional funds or enter into joint mining ventures in order to fully maintain, explore and develop its mining claims, if warranted. In order to maintain the mining rights to the 136 unpatented mining claims the Company must raise and pay an
annual maintenance fee of $13,600 by August 31 each year.   The Company
does not have sufficient funds to meet this payment obligation. Additional capital must be raised through loans, exercise of Warrants or the sale of common stock, however, there is no assurance that the Company will be successful in doing so.

     The foregoing figures reflect a 1 for 250 share of Common Stock reverse split which occurred on April 15, 1998.

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Since the Company is not producing or maintaining time sensitive operations at present, the year 2000 problem is not anticipated to have a significant impact on the Company's operations.

     The Company's management continues to explore opportunities which could create valuation for shareholders. The Company has received expressions of interest from several companies concerning a possible joint-venture, acquisition or merger. However, due to the depressed price for gold and the fact that mining companies have curtailed exploration activities in favor of pursuing properties with proven reserves or production, the Company has been unable to conclude a joint-venture transaction or raise funds for exploration and
development of the properties.   Management believes that a significant
increase in the price of gold is necessary before the Company is successful in raising capital for its operations. Discussion with interested joint-venture, acquisition or merger candidates shall continue.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)

                          C O N T E N T S


Independent  Auditor's Report .    .    .    .    .    .    F-1

Balance Sheets .    .    .    .    .    .    .    .    .    F-2

Statements of Operations .    .    .    .    .    .    .    F-4

Statements of Stockholders' Equity .    .    .    .    .    F-5

Statements of Cash Flows      .    .    .    .    .    .    F-7

Notes to the Financial Statements       .    .    .    .    F-8

                    INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Windstar Resources, Inc.
East Peoria, IL

We have audited the accompanying balance sheet of Windstar Resources, Inc., (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Windstar Resources, Inc. as of December 31, 1997 and 1996 were audited by other auditors whose report dated February 27, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 1998 financial statements referred to above present fairly, in all material respects, the financial position of Windstar Resources, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is in the development stage and has experienced significant operating losses since inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 10, 1999

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                           BALANCE SHEETS
                            December 31

                            A S S E T S

                         1998           1997           1996
CURRENT ASSETS
 Cash                    $  1,744       $    387       $  3,536
 Accounts receivable           -              -              -
                         --------       --------       --------
Total Current Assets        1,744            387          3,536
                         --------       --------       --------
OTHER ASSETS
 Organization costs, net
  of amortization             274            411            548
 Mining claims             79,076         79,076         79,076
                         --------       --------       --------
Total Other Assets         79,350         79,487         79,624
                         --------       --------       --------
TOTAL ASSETS             $ 81,094       $ 79,874       $ 83,160
                         ========       ========       ========

























   The accompanying notes are an integral part of these financial statements.

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                           BALANCE SHEETS
                            December 31

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                         1998           1997           1996
CURRENT LIABILITIES
  Accounts payable       $  21,637      $   8,355      $  11,000
  Accrued interest          16,484          5,943             -
  Accrued royalty fee           -          50,000             -
  Accrued payroll and
   payroll taxes            90,951             -              -
  Notes payable             53,417         22,800             -
                         ---------      ---------      ---------
Total Current
  Liabilities              182,489         87,098         11,000
                         ---------      ---------      ---------
LONG TERM LIABILITIES
  Notes payable             27,600         27,600             -
                         ---------      ---------      ---------
TOTAL LIABILITIES          210,089        114,698         11,000
                         ---------      ---------      ---------
COMMITMENTS AND
  CONTINGENCIES                 -              -              -
                         ---------      ---------      ---------

STOCKHOLDERS' EQUITY
Common stock - $0.0001 par
 value 50,000,000 shares
 authorized; 4,212,520,
 4,132,000 and 3,592,000
 shares issued and
 outstanding, respectively      421           413            359
Preferred stock-$0.0001 par
 value, 10,000,000 shares
 authorized, -0- shares issued
 and outstanding                 -             -              -
Additional paid-in capital  162,760        96,275         86,329
Accumulated deficit        (292,176)     (131,512)       (14,528)
                         ----------     ---------      ---------
Total Stockholders'
  Equity (Deficit)         (128,995)      (34,824)        72,160
                         ----------     ---------      ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY
 (DEFICIT)               $   81,094     $  79,874      $  83,160
                         ==========     =========      =========


   The accompanying notes are an integral part of these financial statements.

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                      STATEMENT OF OPERATIONS

                                                             Period from
                                                             March 22, 1995
                                                             (Inception)
                         For the Years Ended December 31,    Through
                         1998        1997        1996        12/31/98
REVENUES                 $      -    $      -    $     180   $     383
                         ---------   ---------   ---------   ---------

GENERAL AND ADMINISTRATIVE
 EXPENSES
 Officer's compensation     98,332          -           -       98,332
 Professional fees          33,006          -           -       33,006
 General and
  administrative            13,689     116,984       4,614     145,584
                         ---------   ---------   ---------   ---------
Total expenses             145,027     116,984       4,614     276,922
                         ---------   ---------   ---------   ---------
OPERATING LOSS            (145,027)   (116,984)     (4,434)   (276,539)
                         ---------   ---------   ---------   ---------
OTHER INCOME (EXPENSES)
 Interest income                -           -           -           -
 Interest expense           15,637          -           -       15,637
                         ---------   ---------   ---------   ---------
Total other income
  (expense)                (15,637)         -           -       15,637
                         ---------   ---------   ---------   ---------
NET LOSS                 $(160,664)  $(116,984)  $  (4,434)  $(292,176)
                         =========   =========   =========   =========
NET LOSS PER
 COMMON SHARE            $ (0.0386)  $ (0.0322)  $ (0.0020)  $ (0.0986)
                         =========   =========   =========   =========
WEIGHTED AVERAGE
 NUMBER OF COMMON
  SHARES OUTSTANDING     4,162,223   3,636,384   2,189,260   2,963,959
                         =========   =========   =========   =========
















   The accompanying notes are an integral part of these financial statements.

                      WINDSTAR RESOURCES, INC
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY
        March 22, 1995 (Inception) through December 31, 1998

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Beginning Balance
 March 22, 1995
 (Inception)                        -   $     -        $     -

Sale of shares for cash
 at $0.0002 per share      188,000,000     1,880         42,570

Shares exchanged for
 mining claims at
 $0.000042 per share       310,000,000     3,100          9,900

Net loss                            -         -              -
                         -------------  --------       --------
Balance,
 December 31, 1995         498,000,000     4,980         52,470

Shares exchanged for
 mining claims at
 $0.000165 per share       400,000,000     4,000         62,076

Deferred registration
 costs charged to
 paid-in capital                    -         -         (36,838)

Net loss                            -         -              -
                         -------------  --------       --------
Balance,
 December 31, 1996         898,000,000     8,980         77,708

Sale of shares for
 cash at $0.000074
 per share                 135,000,000     1,350          8,650

Net loss                            -         -              -
                         -------------  --------       --------
Balance,
 December 31, 1997       1,033,000,000  $ 10,330       $ 86,358
                         -------------  --------       --------



   The accompanying notes are an integral part of these financial statements.

                                F-5a

                      WINDSTAR RESOURCES, INC
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY
        March 22, 1995 (Inception) through December 31, 1998

                                   Accumulated
                                   Deficit        Total
Beginning Balance
 March 22, 1995
 (Inception)                       $       -      $       -

Sale of shares for cash
 at $0.0002 per share                      -          44,450

Shares exchanged for
 mining claims at
 $0.000042 per share                       -          13,000

Net loss                              (10,094)       (10,094)
                                   ----------     ----------
Balance,
 December 31, 1995                    (10,094)        47,356

Shares exchanged for
 mining claims at
 $0.000165 per share                       -          66,076

Deferred registration
 costs charged to
 paid-in capital                           -         (36,838)

Net loss                               (4,434)        (4,434)
                                   ----------     ----------
Balance,
 December 31, 1996                    (14,528)        72,160

Sale of shares for
 cash at $0.000074
 per share                                 -          10,000

Net loss                             (116,984)      (116,984)
                                   ----------     ----------
Balance,
 December 31, 1997                 $ (131,512)    $  (34,824)
                                   ----------     ----------



   The accompanying notes are an integral part of these financial statements.

                                 F-5b 30

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY
       March 22, 19995 (Inception) through December 31, 1998

                                                       Additional
                              Common Stock             Paid-in
                    Shares              Amount         Capital
Balance Forward
 December 31, 1997   1,033,000,000      $ 10,330       $  86,358

Reverse stock split
 at 250 to 1        (1,028,867,930)       (9,917)          9,917

Shares issued in
 exchange for debt at
 $2.50 per share           22,000              2          54,998

Warrants exercised
 for shares at
 $0.25 per share           58,000         14,964          14,964

Registration costs
 charged to paid-
 in capital                    -              -           (3,477)

Net loss                       -              -               -
                    -------------       --------       ---------
Balance,
 December 31, 1998      4,212,530       $    421       $ 162,760
                    =============       ========       =========


















   The accompanying notes are an integral part of these financial statements

                                F-6a

                      WINDSTAR RESOURCES, INC
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY
        March 22, 1995 (Inception) through December 31, 1998


                                   Accumulated
                                   Deficit        Total
Balance Forward
 December 31, 1997                 $ (131,512)    $  (34,824)

Reverse stock split
 at 250 for 1                              -              -

Shares issued in
 exchange for debt
 at $2.50 per share                        -          55,000

Warrants exercised
 for shares at $0.25
 per share                                 -          14,970

Registration costs
 charged to paid-in
 capital                                   -          (3,477)

Net loss                             (160,664)      (160,664)
                                   ----------     ----------
Balance,
 December 31, 1998                   (292,176)      (128,995)
                                   ==========     ==========


















   The accompanying notes are an integral part of these financial statements.

                                 F-5b 32

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS

                                                                 Cumulative
                                                                 During
                                                                 Development
                                                                 Stage
                                                                 03/22/95
                                                                 (Inception)
                         For the Years Ended December 31,        Through
                         1998           1997           1996      12/31/98
Cash flows from operating activities
 Net loss                $ (160,664)    $ (116,984)    $ (4,434) $ (292,176)
 Adjustment to reconcile net
  loss to net cash used by
  operating activities
  Amortization                  137            137          137         411
  Changes in assets and liabilities
  Accounts receivable            -              -         1,500          -
  Accounts payable           13,282        (2,645)       11,000      21,637
  Accrued interest           10,541         5,943            -       16,484
  Accrued royalty           (50,000)       50,000            -           -
  Accrued payroll and
    payroll taxes            90,951            -             -       90,951
  Net cash provided (used) by
   operating activities     (95,753)      (63,549)        8,203    (162,693)
                         ----------     ---------      --------  ----------
Cash flows from investing
  activities:                    -             -             -           -
                         ----------     ---------      --------  ----------
Cash flows from financing
 activities:
 Stock issuance and offering
  costs                      66,493        10,000       (5,188)     83,420
 Proceeds received on notes
  payable                    30,617        50,400           -       81,017
                         ----------     ---------    --------- ----------
Net cash provided (used) by
 financing activities        97,110        60,400       (5,188)   164,437
                         ----------     ---------     -------- ----------
Net increase (decrease)
 in cash                      1,357        (3,149)       3,015      1,744
                         ----------     ---------     -------- ----------
Cash, beginning of period       387         3,536          521         -
                         ----------     ---------     -------- ----------
Cash, end of period      $    1,744     $     387     $  3,536 $    1,744
                         ==========     =========     ======== ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE
 Cash paid during the period for:
  Interest               $       -      $      -      $     -  $       -
  Income Taxes           $       -      $      -      $     -  $       -

Non-cash financing activities:
 Common stock issued in
  exchange for debt      $   55,000     $      -      $     -   $   55,000
 Common stock issued for
  mineral properties     $       -      $      -      $ 66,076  $   79,076

   The accompanying notes are an integral part of these financial statements.

                      WINSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1998

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Windstar Resources, Inc. (Windstar) was incorporated on March 22, 1995, under the laws of the State of Arizona under the name of Turtleback Mountain Gold Co., Inc. to conduct business in the fields of mineral exploration, construction and mining.

On December 31, 1997, the board of directors authorized amending the Articles of Incorporation to change the name of the Company from Turtleback Mountain Gold Co., Inc. to Windstar Resources, Inc.

The Company is seeking additional capital to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company is in the development stage, as it has not realized any significant revenues from its planned operations.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding.

Outstanding warrants were not included in the computation of loss per share because of the antidilutive effect.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral Properties
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

                      WINSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1998

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Properties (Continued)
Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Provision for Taxes
At December 31, 1998, the Company had net operating loss carryforwards of approximately $292,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Stock Split
The Company restates all references to the number of common shares and per-share amounts in the balance sheets and statements of operations to reflect any stock splits or reverse stock splits.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets."
This standard is effective for years beginning after December 15, 1995. In complying with this, the Company reviews its long-lived assets annually to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 1998.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3   MINERAL PROPERTIES

Eight mining claims were transferred to the Company on June 30, 1995 by quitclaim deed in exchange for 310,000,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor cost of $13,000.

                      WINSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1998

NOTE 3   MINERAL PROPERTIES (Continued)

One hundred twenty-eight mining claims located in the La Paz, Maricopa, and Yuma counties of Arizona were transferred to the Company on November 16, 1996 by quitclaim deed in exchange for 400,000,000 units as explained in note 5. The mining claims are reflected in the balance sheet at the transferor cost of $66,076.

The Four Red Raven II claims purchased from Maxam Gold Corporation have a royalty fee clause attached to them. The royalty fee is five percent of the net income from operations on the claims or $50,000 annually (whichever is greater) starting July 14, 1996. During 1998, the Company settled a default on the $50,000 annual payment, which was due July 14, 1997 by the exchange of 22,000 shares of its common stock. This included $5,000 of interest, which had been accrued on the indebtedness. As part of this settlement, the $50,000 annual fee has been rescinded and future royalty fees will be calculated on 2.5% of net smelter return from production from those claims, if any.

NOTE 4   INTANGIBLE ASSETS

Organization costs are recorded at cost. Amortization of these intangible assets is determined using the straight-line method over the expected useful lives of the assets, which has been determined to be 5 years.

NOTE 5   COMMON STOCK

During the year ended December 31, 1995, the Company issued 310,000,000 shares of common stock in exchange for eight mining claims. The stock was issued at $0.000042 per share.

During the year ended December 31, 1996, the Company issued 400,000,000 units in exchange for one hundred twenty eight mining claims (Note 3). Each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant". The stock was issued at $0.000165 per share.

During the year ended December 31, 1998, the Board of Directors authorized a 1 for 250 reverse stock split, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share to $0.0001. All references in the accompanying financial statements to number of common shares and per-share amounts for 1998 have been restated to reflect the reverse stock split.

The Company issued 22,000 shares of its common stock during the year ended December 31, 1998 in lieu of outstanding debt that was owed to Baragan Mountain Mining, LLC for an unpaid royalty fee and the interest accrued. The shares were issued at $2.50 per share.

                      WINSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1998

NOTE 6   STOCK WARRANTS

During the year ended December 31, 1996, the Company issued 400,000,000 units. As stated in Note 5, each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant". Each "Class A Warrant" may be exercised to purchase one share of common stock at an exercise price of $0.01. Each "Class B Warrant" may be exercised to purchase one share of common stock at an exercise price of $0.02. The warrants are redeemable at any time upon the Company giving thirty days written notice to the holder thereof at redemption price of $0.00001 per warrant. The warrants are exercisable up to five years from the effective date of the offering unless called sooner.

During the year ended December 31, 1998, the Board of Directors voted to reduce the warrants authorized and outstanding based on a 1 for 250 shares reverse split. This reduced the authorized and outstanding "Class A Warrants" to 1,600,000 exercisable at prices ranging from $0.25 to $2.50 and the authorized and outstanding "Class B Warrants" to 1,600,000 exercisable at $5.00. As of December 31, 1998, 1,548,558
"Class A Warrants" remain authorized and outstanding (not exercised).

NOTE 7   SALE OF STOCK AND GRANT OF OPTIONS

The Company sold 135,000,000 shares of common stock to its president and chief executive officer for $10,000 cash and granted purchase options during November 1997. Certain shares of the common stock are held in escrow until May 31, 1999. If the option purchaser has permanently terminated his association with the Corporation prior to May 31, 1999, any shares of the stock still to be delivered to the purchaser on the next or forthcoming due dates shall be returned to the Corporation for cancellation and any unused portion of the purchase price shall be remitted to the purchaser at the rate of $0.000074 for each share returned to the Corporation. The Company granted to the purchaser options ("Stock Options") to purchase up to 40,000,000 shares of the stock during the ten year period commencing on the second anniversary of the date of this agreement for the exercise price of $0.01 per share, and up to 40,000,000 additional shares of stock during the ten year period commencing on the third anniversary of the date of this agreement for the exercise price of $0.02 per share. This agreement was dated November 11, 1997.

During the year ended December 31, 1998, based on a 1 for 250 reverse stock split, the Board of Directors reduced these stock options to 160,000 shares during the ten year period commencing on the second anniversary of the date of this agreement at an exercise price ranging from $0.25 to $2.50 per share and 160,000 additional shares of stock during the ten year period commencing on the third anniversary of the date of this agreement at an exercise price of $5.00 per share.

                      WINSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1998

NOTE 8   NOTES PAYABLE

The Company's long term debt at December 31, 1998 consists of an unsecured note with Phoenix International Mining, Inc. dated August 1, 1997 with interest due at 1% per month and the principal payable at the discretion of Windstar Resources, Inc. with the full amount due not later than five years from the date of the note. Under terms of the note, the Company may borrow from time to time in varying amounts up to the sum of one million dollars within the two years from the date of the note. The balance due at December 31, 1998 was $27,600.

All other notes are short-term, unsecured demand notes with an interest rate of 12% per annum.

Maturities of the notes payable are as follows:

          1999                $53,417
          2000                     -
          2001                     -
          2002                 27,600
          2003                 27,600

NOTE 9   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $160,664 during the year ended December 31, 1998 and an accumulated deficit of $292,176 since inception. At December 31, 1998, there has been a significant change in the Company's liquidity. Cash to accumulated deficits has increased from a ratio of 0.29% as of December 31, 1997 to 0.60% as of December 31, 1998, while negative working capital has increased from $86,711 to $180,745 during the same period.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company plans on developing a program to evaluate the mineral content of certain claims to determine the economic value of the claims. This will be done by a controlled plan of drilling and trenching for samples along with laboratory testing and assaying the samples for content.

                      WINSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1998

NOTE 9   GOING CONCERN (Continued)

The Company must obtain additional capital in order to fully develop its claims. The Company intends to raise additional capital in the future through loans or the sale of common stock. On August 1, 1997, the Company established a line of credit for $1,000,000 with Phoenix International Mining, Inc. (a principal stockholder), with interest to be at 1% per month of the outstanding balance. As of the date of this report, the $1,000,000 line of credit established by the Company with Phoenix International Mining, Inc. has been suspended due to lack of funds available at the present time. The Company must seek alternative capital funding sources if it is to undertake the exploration of its claims. There is no guarantee that the Company will be successful in its efforts to raise the necessary capital and, if not, it may not be able to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 28, 1998, Robert Moe & Associates, P.S. notified the company and the Securities and Exchange Commission that they could no longer act as the Company's auditors due to a reduction in force and a reassignment in staff. Their statement included the comments that Robert Moe & Associates were not aware of any information or facts that would impair the integrity of management of WindStar Resources, Inc. and that Robert Moe & Associates have no disagreements with management as to a) Accounting principles, b) Auditing procedures, or c) other similarly significant matters.

     The accounting firm of Williams and Webster, CPA, 601 West
Riverside, Spokane, Washington 99201, replaced Robert Moe & Associates, as the Company's auditors.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.

     The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 1998, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                        Date of        Date of
                    Position            Election of    Termination
Name                Held                Designation    or Resignation

Alan E. Hubbard     Former President    1996           1997
                    Member of the       1996
                    Board of Directors

Dale L. Runyon      Former Secretary/   1995           1997
                    Treasurer Chief
                    Financial Officer;
                    Member of the       1995
                    Board of Directors

Robert M. Brown     Former President    1995           1996
                    Member of the       1995
                    Board of Directors

Richard G. Steeves  Secretary/Treasurer 1997
                    Chief Financial Officer
                    Member of the       1996
                    Board of Directors

Fred R. Schmid      President/Chief     1997
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

Dale L. Runyon - Chairman of the Board of Directors of the Company.

     Mr. Runyon is a founder of the Company. Since the Company's inception, he has been the Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors. Since 1978, Mr. Runyon has been a business consultant in the mining industry. As a consultant, he assists companies with economic analysis of potential mining properties and, in general, supervises "turnkey projects" from start to finish. Since 1986, Mr. Runyon has been the Chairman of the Board and Chief Executive Officer of Phoenix International Mining, Inc., a Nevada corporation. Since 1987, Mr. Runyon has been the Chairman of the Board and Chief Executive Officer of Maxam Gold Corporation, a Utah corporation, involved in the business of mining. Mr. Runyon received a B.A. from Knox College and is a retired Colonel in the United States Army.

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

Richard G. Steeves - Secretary/Treasurer and Member of the Board of
Directors

     Since November 1996, Mr. Steeves has been a member of the Board of Directors and Secretary/Treasurer since 1997. Since August 1994, Mr. Steeves has been the President and a member of the Board of Directors of JOHSTE, Inc., an Illinois corporation. JOHSTE, Inc. consults with companies on business management. From July 1978 to August 1993, Mr. Steeves was the Traffic Manager, Controller and Division Manager of

Southland Distribution Center, a Division of The Southland Corporation. Southland Corporation, a Texas corporation, is an operator of a convenience store chain ("Seven-Eleven"). Since April 1993, Mr. Steeves has been the President and a member of the Board of Directors of Sandaz Corporation, a Nevada corporation. Sandaz Corporation is a natural resources company. Since April 1993, Mr. Steeves has been the President and a member of the Board of Directors of RGS Services, Inc., an Illinois corporation. RGS Services, Inc. consults with companies on business management, transportation and taxes. Since July, 1998, Mr. Steeves has been Secretary and a member of the Board of Directors of Maxam Gold Corporation, a Utah Corporation, involved in the business of mining. Mr. Steeves received a B.A. from Hampton Institute, Hampton, Virginia.


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

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

                       SUMMARY COMPENSATION TABLE

                          Long Term Compensation       Compensation
                Annual  Compensation              Awards       Payouts
(a)       (b)  (c)       (d)  (e)       (f)       (g)       (h)  (I)
Name                          Other          Restricted     LTIP All
and                           Annual    Stock               Pay- Other
Principal      $        $     Compen    Awards    Options/  Outs Compen
Position  Year Salary   Bonus sation($) $         SAR's(#)  ($)  sation$
          December 31
Alan Hubbard
  Director 1998 $ -0-    $0   $0        $0           0        $0   $0
           1997 $ -0-    $0   $0        $0           0        $0   $0
           1996 $ -0-    $0   $0        $0           0        $0   $0
Dale R. Runyon
  Director 1998 $ -0-    $0   $0        $0           0        $0   $0
           1997 $ -0-    $0   $0        $0           0        $0   $0
           1996 $ -0-    $0   $0        $0           0        $0   $0
Robert M.
  Brown
 Director 1998  $ -0-    $0   $0        $0           0        $0   $0
          1997  $ -0-    $0   $0        $0           0        $0   $0
          1996  $ -0-    $0   $0        $0           0        $0   $0
Richard G.
  Steeves
Secretary/Treasurer
 Director 1998  $ -0-    $0   $0        $0           0        $0   $0
          1997  $ -0-    $0   $0        $0           0        $0   $0
          1996  $ -0-    $0   $0        $0           0        $0   $0
Fred R.
  Schmid
President
/CEO      1998  $ 15,833 $0   $0        $0           0        $0   $0
          1997  $ 12,930 $0   $0        $0 135,000,000        $0   $0
       1196  $      0 $0   $0        $0           0        $0   $0

Cash Compensation.

     As previous noted in this report, Fred R. Schmid, as president of the Company, receives an annual salary payable in monthly installments in the form of cash. The aggregate compensation payable to Mr. Schmid during 1998 was $98,332, of which $15,833 was paid in cash and $82,499 was accrued. In additional, $3,998 of medical insurance benefits and expenses were also accrued. Further, Mr. Schmid has been granted stock options to purchase 160,000 shares of common stock at $2.50 per share and 160,000 shares of common stock at $5.00 per share, exercisable through November 2007. The exercise price of the $2.50 per share option is similar to the exercise price of the Class A Warrant, which has been adjusted granting the Warrantholders the right to exercise the Warrant at a reduced price which escalates over a period of time and eventually returns to the $2.50 price. To date, no options have been exercised.

Compensation of Directors.

     The Company's Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

     No additional amounts are payable to the members of the Company's Board of Directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangements.

     As previously reported, an employment agreement between Fred
Schmid and the Company entered into November 11, 1997 provides for termination provisions in the event of Mr. Schmid's resignation or other termination of his employment with the Company.

     If Mr. Schmid is terminated by the Company for reasons other than "cause", Mr. Schmid will be entitled to receive a lump sum payment equal to the greater of (i) $5,000,000 or (ii) one percent (1% ) of the Company's net worth as of the preceding year's end, plus the balance of any salary and bonus owed to Schmid pursuant to this Agreement, without rendering any additional service to the Company and without any reduction for amounts that may be received by Schmid from any other employer.

     If Mr. Schmid elects to terminate this Agreement for "good reason", such as, a change in control of the Company or a change in Mr. Schmid's responsibilities following a change of control of the Company which are objectionable to Mr. Schmid, the payments made to him hereunder shall not exceed an amount equal to 300% of the "base amount" of his compensation as determined in accordance with Section 280G of the Internal Revenue Code of 1986, as amended, less $1.00.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's Common Stock as of December 31, 1998:


Name and address               12/31/98
of owner                       Shares        Percent

Maxam Gold Corporation[1]        304,000      7.23%
528 Fon du Lac Drive
East Peoria, IL 61611

Dale L. Runyon[2][3]           2,648,947     62.99%
528 Fon du Lac Drive
East Peoria, Illinois

Fred R. Schmid [4]               540,000     12.84%
P.O. Box B
Roslyn, NY 11576

          TOTAL                3,492,947     83.06%


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

[3] Does not include 1,548,558 Class A Warrants and 1,600,000 Class B Warrants to purchase up to 3,148,558 shares of Common Stock.

[4] Does not include 320,000 shares of common stock for purchase under a Stock Option Agreement.

Security Ownership of Management

     The following table sets forth the share holdings of the Company's directors and executive officer as of December 31, 1998:

                              Beneficially
                              Owned                    Percent
Name & address                12/31/98
Alan E. Hubbard[5]                80,000                1.90%
  3140 Hampshire Court
  Frisco, Texas   75034
Dale L. Runyon[2][4]           2,648,947               62.99%
  528 Fon du Lac Drive
  East Peoria, IL   61611
Robert M. Brown[1][3]             48,000                1.14%
  528 Fon du Lac Drive
  East Peoria, IL   61611
Richard G. Steeves                 4,000                0.10%
  1911 E. Meadowlake Drive
  Mahomet, Illinois   61853
Fred R. Schmid                    54,000               12.84%
  P.O. Box B
  Roslyn, NY 11576

ALL OFFICERS                   3,320,947               78.97%





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

[3]  Does not include 43,895 Class A Warrants and 43,895 Class B
     Warrants to purchase up to 87,790.

[4]  Does not include 1,221,321 Class A Warrants and 1,221,321 Class B
     Warrants to purchase up to 2,442,642 shares of Common Stock.

[5]  Does not include 80,000 Class A Warrants and 80,000 Class B
     Warrants to purchase up to 160,000 shares of Common Stock.

[6] Does not include 320,000 shares of common stock for purchase under a Stock Option Agreement.

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000 other than the following:

     On March 31, 1995, the Company issued 1,992,000 shares of Common
Stock to nineteen persons in exchange for $44,450 in cash and property.
The foregoing includes shares issued to its officers and directors or affiliates thereof.

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










                                        Amount of
                         Shares         Consideration  Date of
Name of Owner            Acquired       Cash/Other     Sale
-----------------------------------------------------------------------
William Brown                 12,000    $ 3,000.00     2/13/95
H. W. W. Foundation            4,000    $ 1,000.00     3/25/95
Lost Horse Peak,
  A Trust                    840,000    4-160 acre     02/21/95
                                        mining claims
Phoenix International
  Mining, Inc.               400,000    4 - 160 acre   02/21/95
                                        mining claims
Uranco Trust #5              580,000    $ 1,450.00     01/06/95

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

     The transactions with the Lost Horse Peak A Trust and Phoenix International Mining, Inc. were arbitrarily decided by the Company and the respective party and were not at arms-length and were more favorable to the Company and less favorable to those entities than in an arm's length transaction with unaffiliated third parties. The basis for the foregoing statement is that Lost Horse Peak A Trust and Phoenix International Mining, Inc. would not have transferred the claims to the Company for 1,240,000 restricted shares of common stock in a start-up venture, but for the affiliation of Dale L. Runyon with the Company.

     The following table reflects the name of each officer and director and their affiliates that were issued stock in exchange for claims:

     Name                          Number of Units
Estate of Teddi N. Brown               20,697
R. M. Brown & R. D. Brown                 500
Robert M. Brown                        21,197
Brown Family Investments                1,500
Charco Tank Mining LLC                 40,000
Coyote Peak Mining LLC                160,000
DLR Trust #3                            6,766
Getzwell Mining LLC                    40,000
Alan E. Hubbard                        80,000
Little Horn Mining LLC                120,000
Maxam Gold Corporation                304,000
Meltop Mining LLC                      40,000
Mike Mining LLC                        40,000
Rainbow Valley Mining LLC             160,000
Tank Mountain Gold Co., Inc.           80,000
Uranco Mining LLC                     137,500
Uranco Trust #5                        26,702
Uranco Trust #1                         8,496
Dale L. Runyon                         17,853

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

 3.3      Bylaws of the Company.

 4.1      Specimen certificate for Common Stock.

 4.2      Specimen certificate for Class A Redeemable Warrants.

 4.3      Specimen certificate for Class B Redeemable Warrants.

     The following documents are incorpored by reference from the Registrant's Form 10-K Annual Report for the period ended December 31, 1997:

99.1 Stock Purchase Agreement

99.2 Employement Agreement wtih Fred Schmid

     The followign documents are incorporated by reference from the Registrant's Post-Effective Amendment to its Form S-1 registration
Statement:

 3.3 Amended Articles of Incorporation dated December 31, 1997.

 3.5 Amended Articles of Incorporation dated April 15, 1998.

     The following documents are incorporated herein:

 3.6      Amended Articles of Incorporation.

27        Financial Data Schedule

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1999.

                    WINDSTAR RESOURCES, INC.
                    (formerly, TURTLEBACK MOUNTAIN GOLD CO., INC.)
                    (Registrant)


                    BY: /s/ Fred R. Schmid
                         Fred R. Schmid, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 30th day of March, 1999.


SIGNATURES               TITLE                    DATE


/s/ Alan E. Hubbard      Member of the Board      March 30, 1999
Alan Hubbard             of Directors


/s/ Dale L. Runyon       Chairman of the Board    March 30, 1999
Dale L. Runyon           Board of Directors


/s/ Robert M. Brown      Member of the Board      March 30, 1999
Robert M. Brown          of Directors


/s/ Richard G. Steeves   Chief Financial Officer  March 30, 1999
Richard G. Steeves       Secretary/Treasurer and
                         Member of the Board
                         of Directors


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report material has been forwarded to securities holders of the Registrant during the period covered by this report or for the previous five calendar years ended December 31; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting stockholders to be held in 1999, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.