Form 10QSB
period 1999-03-31
WINDSTAR RESOURCES INC
filed 1999-05-17
CIK 1011722

=================================================================

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549


                             FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:

                  -------------------------------
                  Commission file number 333-3074
                  -------------------------------

                      WINDSTAR RESOURCES, INC
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

                         YES  x         NO

The number of shares outstanding of the Registrant's Common Stock, $.0001 par value per share, at March 31, 1999 was 4,212,530 shares.


 =================================================================

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors
Windstar Resources, Inc.
East Peoria, IL

We have reviewed the accompanying balance sheets of Windstar Resources, Inc. (a development stage company) as of March 31, 1999 and the related statements of operations and retained earnings and cash flows for the period then ended. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Windstar Resources, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1998, were audited by us, and we expressed an unqualified opinion on them in our report dated March 10, 1999, but we have not performed any auditing procedures since that date.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 5, 1999

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                                        March 31,
                                        1999           December 31,
                                        (Unaudited)    1998
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents           $    351       $   1,744
    Accounts receivable
                                        --------       ---------
  TOTAL CURRENT ASSETS                       351           1,744
                                        --------       ---------

  OTHER ASSETS
    Organization cost, net of
     amortization                            240             274
    Mining claims                         79,076          79,076
                                        --------       ---------
  TOTAL OTHER ASSETS                      79,316          79,350
                                        --------       ---------
     TOTAL ASSETS                       $ 79,667       $  81,094
                                        ========       =========



















   The accompanying notes are an integral part of these financial statements.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                                        March 31,
                                        1999           December 31,
                                        (Unaudited)    1998
LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                    $   21,860     $   21,637
    Accrued interest                        22,137         16,484
    Accrued payroll and payroll taxes      124,871         90,951
    Notes payable                           57,225         53,417
                                        ----------     ----------
  TOTAL CURRENT LIABILITIES                226,093        182,489
                                        ----------     ----------
  LONG TERM LIABILITIES
    Notes payable, net of
     current portion                        27,600         27,600
                                        ----------     ----------
  TOTAL LIABILITIES                        253,693        210,089
                                        ----------     ----------
  COMMITMENTS AND CONTINGENCIES                 -              -
                                        ----------     ----------

  STOCKHOLDERS EQUITY (DEFICIT)
    Common stock - $0.0001 par value;
     50,000,000 shares authorized;
     4,212,530 shares issued and
     outstanding                               421            421
    Preferred stock - $0.0001 par value;
     10,000,000 shares authorized;
     no shares issued and outstanding           -              -
    Additional paid-in capital             162,760        162,760
    Accumulated deficit during
     the development stage                (337,207)      (292,176)
                                        ----------     ----------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (174,026)      (128,995)
                                        ----------     ----------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)       $   79,667     $   81,094
                                        ==========     ==========




   The accompanying notes are an integral part of these financial statements.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS

                                                       Period from
                         For the        For the        March 22, 1995
                         Quarter        Quarter        (Inception)
                         Ended          Ended          Through
                         March 31, 1999 March 31, 1998 March 31, 1999
                         (Unaudited)    (Unaudited)    (Unaudited)
REVENUES                 $       -      $       -      $      383
                         ----------     ----------     ----------

GENERAL AND ADMINISTRATIVE
EXPENSES
 Officer's compensation      28,750             -         127,082
 Professional services        6,681             -          39,687
 General and
  administrative              2,883         31,539        148,467
                         ----------     ----------     ----------
TOTAL EXPENSES               38,314         31,539        315,236
                         ----------     ----------     ----------
 LOSS FROM OPERATIONS       (38,314)       (31,539)      (314,853)
                         ----------     ----------     ----------
 OTHER INCOME (EXPENSE)
  Interest expense           (6,717)            -         (22,354)
                         ----------     ----------     ----------
 TOTAL OTHER INCOME
 (EXPENSE)                   (6,717)            -         (22,354)
                         ----------     ----------     ----------
NET LOSS                 $  (45,031)    $  (31,539)    $ (337,207)
                         ==========     ==========     ==========
NET LOSS COMMON SHARE    $  (0.0107)    $      nil     $  (0.1138)
                         ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING               4,212,530      4,162,223      2,963,959
                         ==========     ==========     ==========









   The accompanying notes are an integral part of these financial statements.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY
                             UNAUDITED

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

                                F-5a

                      WINDSTAR RESOURCES, INC
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY
                             UNAUDITED


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

                                 F-5b

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY
                             UNAUDITED

                                                       Additional
                              Common Stock             Paid-in
                    Shares              Amount         Capital
Balance Forward
 December 31, 1997   1,033,000,000      $ 10,330       $  86,358

Reverse stock split
 at 250 to 1        (1,028,867,930)       (9,917)          9,917

Shares issued in
 exchange for debt at
 $2.50 per share           22,000              2          54,998

Warrants exercised
 for shares at
 $0.25 per share           58,000         14,964          14,964

Registration costs
 charged to paid-
 in capital                    -              -           (3,477)

Net loss                       -              -               -
                    -------------       --------       ---------
Balance,
 December 31, 1998      4,212,530            421         162,760

Net loss                       -              -               -
                    -------------       --------       ---------
Balance,
 March 31, 1999         4,212,530       $    421       $ 162,760
                    =============       ========       =========













   The accompanying notes are an integral part of these financial statements

                                F-5c


                      WINDSTAR RESOURCES, INC
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY
                             UNAUDITED


                                   Accumulated
                                   Deficit        Total
Balance Forward
 December 31, 1997                 $ (131,512)    $  (34,824)

Reverse stock split
 at 250 for 1                              -              -

Shares issued in
 exchange for debt
 at $2.50 per share                        -          55,000

Warrants exercised
 for shares at $0.25
 per share                                 -          14,970

Registration costs
 charged to paid-in
 capital                                   -          (3,477)

Net loss                             (160,664)      (160,664)
                                   ----------     ----------
Balance,
 December 31, 1998                   (292,176)      (128,995)

Net loss                              (45,031)       (45,031)
                                   ----------     ----------
Balance,
 March 31, 1999                    $ (331,207)    $ (174,026)
                                   ==========     ==========












   The accompanying notes are an integral part of these financial statements.

                                 F-5d

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS

                                                       Cumulative
                                                       During
                                                       Development
                         For the        For the        Stage 03/22/95
                         quarter        quarter        (Inception
                         Ended          Ended          Through
                         03/31/99       03/31/98       03/31/99
                         (Unaudited)    (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net Loss                $ (45,031)     $ (31,539)     $ (337,207)
 Adjustment to reconcile
 net loss to net cash provided
 by operating activities:
  Amortization                  34             -              445
  Changes in assets and liabilities
  Accounts receivable           -              -               -
  Accounts payable             223         31,929          21,860
  Accrued interest           5,653             -           22,137
  Accrued payroll and
   payroll taxes            33,920             -          124,871
                         ---------      ---------      ----------
NET CASH USED IN
OPERATING ACTIVITIES       (5,201)            390        (167,894)
                         --------       ---------      ----------
 Cash flows from
 investing activities          -               -               -
                         --------       ---------      ----------
 Cash flows from financing activities:
 Stock issuance and
  offering costs               -               -           83,420
 Proceeds received on
  notes payable             3,808              -           84,825
                         --------       ---------      ----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES        3,808              -          168,245
                         --------       ---------      ----------
 Net increase (decrease) in cash
 and cash equivalents      (1,393)           390              351
 Cash and cash equivalents,
 beginning of period        1,744            387               -
                         --------       --------       ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD            $    351       $    777       $      351
                         ========       ========       ==========
SUPPLEMENTAL DISCLOSURE:
  Interest paid          $     -        $     -        $       -
                         ========       ========       ==========
  Income taxes paid      $     -        $     -        $       -
                         ========       ========       ==========
Non-cash financing activities
 Common stock issued in
  exchange for debt      $     -        $     -        $   55,000
                         ========       ========       ==========
 Common stock issued for
  mineral property       $     -        $     -        $   79,076
                         ========       ========       ==========

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Loss Per Share
Loss per share was computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding.

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

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . continued

Mineral Properties . . . continued
Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Provision for Taxes
At March 31, 1999, the Company had net operating loss carryforwards of approximately $337,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Stock Split
The Company restates all references to the number of common shares and per-share amounts in the balance sheets and statements of operations to reflect any stock splits or reverse stock splits.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets."
This standard is effective for years beginning after December 15, 1995. In complying with this, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 1999.

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

NOTE 3   MINERAL PROPERTIES

Eight mining claims were transferred to the Company on June 30, 1995 by quitclaim deed in exchange for 310,000,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor cost of $13,000.
                                F-8

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 3: MINERAL PROPERTIES . . . continued

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

During the year ended December 31, 1996, the Company issued 400,000,000 units in exchange for one hundred twenty eight mining claims (Note 3). Each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant". The stock was issued at $0.000165 per share. See Note 6.

During the year ended December 31, 1998, the Board of Directors authorized a 1-for-250 reverse stock split, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share to $0.0001. All references in the accompanying balance sheets and statements of operations to number of common shares and per-share amounts for 1998 and 1999 have been restated to reflect the reverse stock split.

The Company issued 22,000 shares of its common stock during the year ended December 31, 1998 in lieu of outstanding debt that was owed to Baragan Mountain Mining, LLC for an unpaid royalty fee and the interest accrued. The shares were issued at $2.50 per share.

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 5: COMMON STOCK . . . continued

During the period ended March 31, 1999, no new stock transactions were executed.

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

During the year ended December 31, 1998, the Board of Directors voted to reduce the warrants authorized and outstanding based on a 1 for 250 shares reverse split. This reduced the authorized and outstanding "Class A Warrants" to 1,600,000 exercisable at prices ranging from $0.25 to $2.50 and the authorized and outstanding "Class B Warrants" to 1,600,000 exercisable at $5.00. As of March 31, 1999, 1,548,558 "Class
A Warrants" remain authorized and outstanding (not exercised). No warrants were exercised during 1998 or 1999.

NOTE 7   SALE OF STOCK AND GRANT OF OPTIONS

The Company sold 135,000,000 shares of common stock to its president and chief executive officer for $10,000 cash and granted purchase options during November 1997. Certain shares of the common stock are held in escrow until May 31, 1999. If the option purchaser has permanently terminated his association with the Corporation prior to May 31, 1999, any shares of the stock still to be delivered to the purchaser on the next or forthcoming due dates shall be returned to the Corporation for cancellation and any unused portion of the purchase price shall be remitted to the purchaser at the rate of $0.000074 for each share returned to the Corporation. The Company granted to the purchaser options ("Stock Options") to purchase up to 40,000,000 shares of the stock during the ten-year period commencing on the second anniversary of the date of this agreement for the exercise price of $0.01 per share, and up to 40,000,000 additional shares of stock during the ten-year period commencing on the third anniversary of the date of this agreement for the exercise price of $0.02 per share. This agreement was dated November 11, 1997.

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 7: SALE OF STOCK AND GRANT OF OPTIONS . . . continued

During the year ended December 31, 1998, based on a 1-for-250 reverse stock split, the Board of Directors reduced these stock options to 160,000 shares during the ten-year period commencing on the second anniversary of the date of this agreement at an exercise price ranging from $0.25 to $2.50 per share and 160,000 additional shares of stock during the ten-year period commencing on the third anniversary of the date of this agreement at an exercise price of $5.00 per share. No options were granted or exercised during 1998 or 1999.

NOTE 8   NOTES PAYABLE

The Company's long-term debt at March 31, 1999 consists of an unsecured note with Phoenix International Mining, Inc. dated August 1, 1997 with interest due at 1% per month and the principal payable at the discretion of Windstar Resources, Inc. with the full amount due not later than five years from the date of the note. Under terms of the note, the Company may borrow from time to time in varying amounts up to the sum of one million dollars within the two years from the date of the note. The balance due at March 31, 1999 was $27,600.

All other notes are short-term, unsecured demand notes with an interest rate of 12% per annum.

Maturities of the notes payable are as follows:

               1999                $ 53,417
               2000                      -
               2001                      -
               2002                  27,600
               2003                      -

NOTE 9   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $45,031 during the period ended March 31, 1999 and an accumulated deficit of $337,207 since inception.

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

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 11: GOING CONCERN

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

Liquidity and Capital Resources


     On April 15, 1998, the Company's shareholders approved, among other things, a 1 for 250 share of Common Stock reverse stock split; and, a change in the authorized capital from 3,000,000,000, shares of Common Stock, $0.00001 par value per share to 50,000,000, shares of Common Stock , $0.0001 par value, and from 400,000,000 shares of Preferred Stock, $0.00001 par value per share to 10,000,000 shares of Preferred Stock, $0.0001 par value per share.

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

     Included in this group of claims are the four Red Raven II Claims which carry an annual minimum payment of $50,000 or 5% of the net income from operations (whichever is greater) starting July 1, 1996. The Company defaulted on the minimum annual payment due on the first anniversary date and interest accrued at the annual rate of 5% payable to affiliated entities which are either principally owned or controlled, directly or beneficially by Dale L. Runyon and Robert M. Brown, Chairman and member on the Company's Board of Directors, respectively. On June 18, 1998, a settlement with Baragan Mountain Mining LLC was finalized curing the default on the Red Raven II Claims. In exchange for the past due annual payment and interest thereon together totaling $55,000 and the elimination of all future similar minimum annual payment obligations, the Company's independent board of director members approved and authorized the issuance of 22,000 shares of restricted Common Stock at a value of $2.50 per share, to settle the default amount on these claims. In addition, the future production royalty interest on the four claims was reduced from 5% to 2-1/2% net smelter return on the sale of commercially mined minerals from these claims, if any.

     In order to maintain the mining rights to the 136 unpatented mining claims the Company must pay an annual maintenance fee of $100 per claim to the United States government and $10 per claim to the county where the claims are located. This amount of $14,960 is payable by August 31 each year. The Company paid the annual assessment amount for the current year, however, failure to meet this payment obligation in the future could result in the loss of these claims and mining rights.

     As part of the employment agreement dated November 11, 1997 the Company sold Fred R. Schmid, pursuant to a Stock Purchase Agreement, 540,000 shares of Common Stock at a purchase price of $10,000, which has been paid to the Company. The agreement also provides an option for the purchase of 160,000 shares at $2.50 per share and 160,000 shares at $5.00 per shares for a period of ten years.

     The Company must obtain additional capital in order to fully develop its claims. The Company intends to raise additional capital in the future through loans or the sale of common stock. On August 1, 1997 the company established a line of credit for one million ($1,000,000) dollars with Phoenix International Mining Inc.(a principle stockholder), with interest to be at one (1%)percent per month of the outstanding balance. The Company has borrowed $27,600. However, at the time of this report this source of funding has been delayed and future loans may not be available due to unforeseen circumstances beyond Phoenix's control. The Company is therefore considering the exercise of the outstanding 3,200,000 "A" and "B" Warrants as its best source of raising capital for funding the initial phase of exploration work on the claims. The Company has no operating history.

     On June 19, 1998, Amendment No. 1 to the Form S-1 Registration Statement under the Securities Act of 1933 became effective. The Company has registered 3,200,000 shares of Common Stock underlying the Company's Class "A" and Class "B" Warrants of 1,600,000 shares, respectively. Each A Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share; and each B Warrant entitles the holder to purchase one share of Common Stock at $5.00 per share; on or before August 15, 2001, unless the Warrants are called sooner by the Company. On July 29, 1998, the Company notified Class A Warrantholders of an offer to exercise the Class A Warrants at a reduced price for a specific time period, subject to the written approval of each Warrantholder to modify the same. A majority of the Class A Warrantholders did reply and approved a lower exercise price of the Class A Warrant. To date, $12,839 has been raised through the exercise of a small portion of the Class A Warrants by some of the Warrantholders who approved the modification. Funds must continue to be raised through the exercise of the Class A and Class B Warrants. There is no assurances that the Warrants will be exercised, nor that the Company will realize any funding from this transaction.

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

     The foregoing figures reflects a 1 for 250 share reverse split which occurred on April 15, 1998.

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

     The Company's management continues to explore opportunities which could create valuation for shareholders. The Company has received expressions of interest from several companies concerning a possible joint-venture, acquisition or merger transaction. However, due to the depressed price for gold and the fact that many mining companies have curtailed exploration activities in favor of pursuing properties with proven reserves or production, the Company has been unable to conclude a joint-venture transaction or raise funds for exploration and
development of the properties.   Management believes that a significant
increase in the price of gold is necessary before the Company is successful in raising capital for its operations. Discussion with interested joint-venture, acquisition or merger candidates shall continue.

     Management is also investigating a possible reverse acquisition transaction with a private company which would permit the private company to become a public company using our company as a means of achieving their goal. The reverse acquisition company candidate in that case would have the major stock and control position in the company and all current shareholders' stock position in the company would be significantly diluted. Since it is likely that a reverse acquisition company candidate would not be a gold mining company or be interested in our assets, our precious metal claims would be transferred to a private company and current shareholders would receive stock in the private company on a prorata basis to their current stock holdings in the Company. Management is of the opinion that it is not presently economical to continue as a public company and has engaged the services of a consultant to assist the company in finding a suitable reverse acquisition company candidate. At the time of this report no suitable candidates have been identified nor is it possible to guarantee that the Company will be successful in this endeavor.


                    PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K.

(a)  Exhibits

Exhibit
Number         Description

27             Financial Data Schedule

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 17th day of March, 1999.


                         WINDSTAR RESOURCES INC.
                         (the "Registrant")

                         BY:  /s/ Fred R. Schmid
                              Fred R. Schmid
                              President and a member of the Board of
                              Director