Form 10QSB
period 1999-06-30
WINDSTAR RESOURCES INC
filed 1999-08-06
CIK 1011722

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

                         YES  x         NO

The number of shares outstanding of the Registrant's Common Stock, $.0001 par value per share, at June 30, 1999 was 4,212,530 shares.


=================================================================

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.
<LETTERHEAD>
The Board of Directors
Windstar Resources, Inc.
(A Development Stage Company)
East Peoria, IL

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheets of Windstar Resources, Inc. (a development stage company) as of June 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 1999, and for the period from March 22, 1995 (inception) through June 30, 1999. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Windstar Resources, Inc.

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

The balance sheet for the year ended December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated March 10, 1999. We have not performed any auditing procedures since that date.

The June 30, 1998 financial statements of Windstar Resources were reviewed by other accountants, whose report dated July 27, 1998, stated that they did not express an opinion or any other form of assurance on those statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company is in the development stage and has experienced significant operating losses since inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 21, 1999

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                                   June 30,       December 31,
                                   1999           1999
                                   (unaudited)
                                   ----------     -----------

                               ASSETS
CURRENT ASSETS
 Cash and cash equivalents         $     54       $  1,744
                                   --------       --------
OTHER ASSETS
 Other assets                           205            274
 Mining claims                       79,076         79,076
                                   --------       --------
     TOTAL OTHER ASSETS              79,281         79,350
                                   --------       --------
     TOTAL ASSETS                  $ 79,335       $ 81,094
                                   ========       ========




























          See accompanying notes and accountant's report.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                                        June 30,       December 31,
                                        1999           1999
                                        (unaudited)
                                        ----------     -----------

            LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
 Accounts payable                       $   24,972     $  21,637
 Accrued interest                           28,250        16,484
 Accrued payroll and payroll taxes         124,871        90,951
 Current portion of notes payable           58,925        53,417
                                        ----------     ---------
     TOTAL CURRENT LIABILITIES             237,018       182,489
                                        ----------     ---------
LONG TERM LIABILITIES
 Notes payable, net of current portion      27,600        27,600
                                        ----------     ---------
     TOTAL LIABILITIES                     264,618       210,089
                                        ----------     ---------
COMMITMENTS AND CONTINGENCIES                   -             -
                                        ----------     ---------
STOCKHOLDERS EQUITY (DEFICIT)
 Common stock - $0.0001 par value;
  50,000,000 shares authorized;
  4,212,530 shares issued and
  outstanding                                  421           421
 Preferred stock - $0.0001 par value;
  10,000,000 shares authorized; no
  shares issued and outstanding                 -             -
 Additional paid-in capital                162,760       162,760
 Accumulated deficit during the
  development stage                       (348,464)     (292,176)
                                        ----------     ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (185,283)     (128,995)
                                        ----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $   79,335     $  81,094
                                        ==========     =========




          See accompanying notes and accountant's report.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                         Three months ended       Six months ended
                         June 30,                 June 30,
                         (unaudited)              (unaudited)
                         ---------------------    -------------------
                         1999           1998           1999
                         ------         ------         ------
REVENUES                 $      -       $      -       $      -
                         ---------      ---------      ---------

GENERAL AND ADMINISTRATIVE
EXPENSES
 Officer's compensation         -          23,750         28,750
 Professional services       4,711          5,305         11,392
 General and
  administrative               363         16,833          3,247
 Amortization                   69             -              69
                         ---------      ---------      ---------
Total general and
 administrative expenses     5,143         45,888         43,458
                         ---------      ---------      ---------
LOSS FROM OPERATIONS        (5,143)       (45,888)       (43,458)

OTHER INCOME (EXPENSE)
 Interest expense           (6,113)        (9,025)       (12,830)
                         ---------      ---------      ---------
NET LOSS                 $ (11,256)     $ (54,913)     $ (56,288)
                         =========      =========      =========
NET LOSS PER COMMON
 SHARE                   $ (0.0027)     $ (0.0133)     $ (0.0134)
                         =========      =========      =========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
  OUTSTANDING            4,212,530      4,133,943      4,212,530
                         =========      =========      =========










           See accompanying notes and accountant's report

                                 4-a

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF OPERATIONS

                              Six months ended    Period from
                              June 30,            March 22, 1995
                              (unaudited)         (Inception) Through
                              ----------------    June 30, 1999
                              1998                (unaudited)
                              ------              --------------
REVENUES                      $      -            $      383
                              ---------           ----------

GENERAL AND ADMINISTRATIVE
EXPENSES
 Officer's compensation          47,499              127,082
 Professional services            7,884               44,398
 General and
  administrative                 21,961              148,419
 Amortization                        -                   480
                              ---------           ----------
Total general and
 administrative expenses         77,344              320,379
                              ---------           ----------
LOSS FROM OPERATIONS            (77,344)            (319,996)

OTHER INCOME (EXPENSE)
 Interest expense                (9,108)             (28,467)
                              ---------           ----------
NET LOSS                      $ (86,452)          $ (348,463)
                              =========           ==========
NET LOSS PER COMMON
 SHARE                        $ (0.0209)          $ (0.1122)
                              =========           =========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
  OUTSTANDING                 4,312,977           3,105,261
                              =========           =========













           See accompanying notes and accountant's report

                                4-b

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

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








         See accompanying notes are and accountant's report

                                6-a

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY
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




          See accompanying notes and accountant's report.


                                6-b

                      WINDSTAR RESOURCES, INC.
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                    Shares              Amount         Capital
Balance Forward
 December 31, 1997   1,033,000,000      $ 10,330       $  86,358

Reverse stock split
 at 250 to 1        (1,028,867,930)       (9,917)          9,917

Shares issued in
 exchange for debt at
 $2.50 per share           22,000              2          54,998

Warrants exercised
 for shares at
 $0.25 per share           58,000         14,964          14,964

Registration costs
 charged to paid-
 in capital                    -              -           (3,477)


Net loss                       -              -               -
                    -------------       --------       ---------
Balance,
 December 31, 1998      4,212,530            421         162,760

Net loss                       -              -               -
                    -------------       --------       ---------
Balance,
 June 30, 1999
 (unaudited)            4,212,530       $    421       $ 162,760
                    =============       ========       =========














          See accompanying notes and accountant's report.


                                7-a

                      WINDSTAR RESOURCES, INC
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY


                                   Accumulated
                                   Deficit        Total
Balance Forward
 December 31, 1997                 $ (131,512)    $  (34,824)

Reverse stock split
 at 250 for 1                              -              -

Shares issued in
 exchange for debt
 at $2.50 per share                        -          55,000

Warrants exercised
 for shares at $0.25
 per share                                 -          14,970

Registration costs
 charged to paid-in
 capital                                   -          (3,477)

Net loss                             (160,664)      (160,664)
                                   ----------     ----------
Balance,
 December 31, 1998                   (292,176)      (128,995)

Net loss                              (56,288)       (56,288)
                                   ----------     ----------
Balance,
 June 30, 1999
 (unaudited)                       $ (348,464)    $ (185,283)
                                   ==========     ==========















           See accompanying notes and accountant's report

                                7-a

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS

                                                       Period from
                              Six months ended         March 22, 1995
                              June 30,                 (Inception)
                              (unaudited)              Through
                              ----------------         June 30, 1999
                              1998           1998      (unaudited)
                              ------         ------    -------------
Cash flows from operating
activities:
 Net loss                     $ (56,288)     $ (86,452) $ (348,464)
 Adjustments to reconcile net
  loss to net cash provided
  by operating activities
   Amortization                      69             -          480
   Changes in assets and
    liabilities
     Accounts payable             3,335         24,279      24,972
     Accrued interest            11,766             -       28,250
     Accrued payroll and
      payroll taxes              33,920             -      124,871
                              ---------      --------- -----------
Net cash used by operating
activities                       (7,198)       (62,173)   (169,891)
                              ---------      --------- -----------
Cash flows from investing
activities                           -              -           -
                              ---------      --------- -----------
Cash flows from financing
activities:
 Stock issuance and offering
  costs                              -          62,258      83,420
 Proceeds received on notes
  payable                         5,508             -       86,525
                              ---------      --------- -----------
Net cash provided by financing
activities                        5,508         62,258     169,945
                              ---------      --------- -----------
 Net increase (decrease) in
  cash and cash equivalents      (1,690)            85          54
 Cash and cash equivalents,
  beginning of period             1,744            387          -
                              ---------      --------- -----------
Cash and cash equivalents,
 end of period                $      54      $     472 $        54
                              =========      ========= ===========
Supplemental disclosures:
 Interest paid                $      -       $      -  $       217
                              =========      ========= ===========
 Income taxes paid            $      -       $      -  $        -
                              =========      ========= ===========
Non-cash financing activities:
 Common stock issued in
  exchange of debt            $      -       $      -  $    55,000
                              =========      ========= ===========
 Common stock issued for
  mineral property            $      -       $      -  $    79,076
                              =========      ========= ===========

          See accompanying notes and accountant's report.

WINDSTAR RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999

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

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Provision for Taxes
At June 30, 1999, the Company had net operating loss carryforwards of approximately $348,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Stock Split
The Company restates all references to the number of common shares and per-share amounts in the balance sheets and statements of operations to reflect any stock splits or reverse stock splits.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets."
This standard is effective for years beginning after December 15, 1995. In complying with this, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 1999.

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

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1999

NOTE 3 - MINERAL PROPERTIES (Continued)

The Four Red Raven II claims purchased from Maxam Gold Corporation have a royalty fee clause attached to them. The royalty fee, payable to Baragan Mountain Mining, LLC, is five percent of the net income from operations on the claims or $50,000 annually (whichever is greater) beginning July 14, 1996. During 1998, the Company settled a default on the $50,000 annual payment, which was due July 14, 1997 by the exchange of 22,000 shares of its common stock. This included $5,000 of interest, which had been accrued on the indebtedness. As part of this settlement, the $50,000 annual fee has been rescinded and future royalty fees will be calculated on 2.5% of net smelter return from production from those claims, if any.

NOTE 4   COMMON STOCK

During the year ended December 31, 1995, the Company issued 310,000,000 shares of common stock in exchange for eight mining claims. The stock was issued at $0.000042 per share.

During the year ended December 31, 1996, the Company issued 400,000,000 units in exchange for one hundred twenty eight mining claims (Note 3). Each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant". The stock was issued at $0.000165 per share. See Note 5.

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

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1999

NOTE 4 - COMMON STOCK (Continued)

The Company issued 22,000 shares of its common stock during the year ended December 31, 1998 in lieu of outstanding debt that was owed to Baragan Mountain Mining, LLC for an unpaid royalty fee and the interest accrued. The shares were issued at $2.50 per share.

During the period ended June 30, 1999, no new stock transactions were executed.

NOTE 5   STOCK WARRANTS

During the year ended December 31, 1996, the Company issued 400,000,000 units. As stated in Note 4, each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant". Each "Class A Warrant" may be exercised to purchase one share of common stock at an exercise price of $0.01. Each "Class B Warrant" may be exercised to purchase one share of common stock at an exercise price of $0.02. The warrants are redeemable at any time upon the Company giving thirty days written notice to the holder thereof at redemption price of $0.00001 per warrant. The warrants are exercisable up to five years from the effective date of the offering unless called sooner.

During the year ended December 31, 1998, the Board of Directors voted to reduce the warrants authorized and outstanding based on a 1 for 250 shares reverse split. This reduced the authorized and outstanding "Class A Warrants" to 1,600,000 exercisable to purchase 1,600,000 shares of the company's common stock at prices ranging from $0.25 to $2.50 and the authorized and outstanding "Class B Warrants" to 1,600,000 exercisable to purchase 1,600,000 shares of the company's common stock at $5.00. As of March 31, 1999, 1,541,558 "Class A Warrants" remain authorized and outstanding (not exercised). No warrants were exercised during 1998 or 1999.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1999

NOTE 6   SALE OF STOCK AND GRANT OF OPTIONS

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

During the year ended December 31, 1998, based on a 1-for-250 reverse stock split, the Board of Directors reduced these stock options to 160,000 shares during the ten-year period commencing on the second anniversary of the date of this agreement at an exercise price ranging from $0.25 to $2.50 per share and 160,000 additional shares of stock during the ten-year period commencing on the third anniversary of the date of this agreement at an exercise price of $5.00 per share. No options were granted or exercised during 1998 or 1999 the six months ended June 30, 1999.

Following is a summary of the status of fixed options outstanding at December 31, 1998 and June 30, 1999:

                              Weighted
Exercise                      Average Remaining   Weighted Average
Price Range         Number    Contractual Life    Exercise Price
-----------         ------    ----------------    ---------------
$0.25 to $2.50      160,000   10 years            $1.375

The options referred to above are exercisable beginning November 11, 1999. The Company estimates that substantially all of these options will be exercised during the contractual period.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1999

NOTE 7   NOTES PAYABLE

The Company's long-term debt at June 30, 1999 consists of an unsecured note with Phoenix International Mining, Inc. dated August 1, 1997 with interest due at 1% per month and the principal payable at the discretion of Windstar Resources, Inc. with the full amount due not later than five years from the date of the note. Under terms of the note, the Company may borrow from time to time in varying amounts up to the sum of one million dollars within the two years from the date of the note. The balance due at June 30, 1999 was $27,600.

All other notes are short-term, unsecured demand notes with an interest rate of 12% per annum.

Maturities of the notes payable are as follows:

               1999                     $53,417
               2000                          -
               2001                          -
               2002                      27,600
               2003                          -

NOTE 8   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $56,288 during the period ended June 30, 1999 and an accumulated deficit of $348,464 since inception.

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

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1999

NOTE 8 - GOING CONCERN (Continued)

The Company must obtain additional capital in order to fully develop its claims. The Company intends to raise additional capital in the future through loans or the sale of common stock. There is no guarantee that the Company will be successful in its efforts to raise the necessary capital and, if not, it may not be able to continue as a going concern.

NOTE 9   YEAR 2000 ISSUES

The Company has modified its business technologies to be ready for the year 2000. Critical data processing systems have been reviewed and the Company does not expect a significant effect on internal operations. However, like other companies, Windstar Resources, Inc. could be adversely affected if the computer systems its suppliers or customers use do not properly process and calculate date-related information and data for the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations.

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

     The Company must obtain additional capital in order to fully develop its claims. The Company intends to raise additional capital in the future through loans or the sale of common stock. On August 1, 1997 the company established a line of credit for one million ($1,000,000) dollars with Phoenix International Mining Inc.(a principle stockholder), with interest to be at one percent (1%) per month of the outstanding balance. The Company has borrowed $27,600. However, at the time of this report this source of funding has been delayed and future loans may not be available due to unforeseen circumstances beyond Phoenix's control. The Company is therefore considering the exercise of the outstanding 3,200,000 "A" and "B" Warrants as its best source of raising capital for funding the initial phase of exploration work on the claims. The Company has no operating history.

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

     Management is also investigating a possible reverse acquisition transaction with a private company which would permit the private company to become a public company using our company as a means of achieving their goal. The reverse acquisition company candidate in that case would have the major stock and control position in the company and all current shareholders' stock position in the company would be significantly diluted. Since it is likely that a reverse acquisition company candidate would not be a gold mining company or be interested in our assets, our precious metal claims would be transferred to a private company and current shareholders would receive stock in the private company on a prorata basis to their current stock holdings in the Company. However, funds will be needed for the private company to maintain the mining rights to the claims.

     Management is of the opinion that it is not presently economical to continue as a public gold exploration mining company and has engaged the services of a consultant to assist management in finding a suitable reverse acquisition company candidate. At the time of this report the Company has entered into serious discussions with several possible reverse acquisition company candidates and expects to eventually reach an agreement with one of these candidates.


                    PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - None

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K.

(a)  Exhibits

Exhibit
Number         Description

27             Financial Data Schedule

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 4th day of August, 1999.


                         WINDSTAR RESOURCES INC.
                         (the "Registrant")

                         BY: /s/ Richard G. Steeves
                             Richard G. Steeves
                             Secretary/Treasurer, Chief Financial
                             Officer and a member of the Board of
                             Directors