Form 10-Q
period 1999-09-30
WINDSTAR RESOURCES INC
filed 1999-11-15
CIK 1011722

===================================================================

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

                             FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:

            --------------------------------------------
                  Commission file number 333-3074
            --------------------------------------------

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


=====================================================================

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                      WINDSTAR RESOURCES INC.


FINANCIAL INFORMATION

                               INDEX
                                                  PAGE
                                                  NUMBER


     Independent Auditor's Report                 1

     Balance Sheets                               2

     Statements of Operations                     3

     Statement of Stockholders' Equity            4

     Statement of Cash Flows                      6

     Notes to Financial Statements                7

The Board of Directors
WindStar Resources, Inc.
(A Development Stage Company)
East Peoria, IL

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of WindStar Resources, Inc. (a development stage company) as of September 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the nine months ended September 30, 1999, and for the period from March 22, 1995, (inception) through September 30, 1999. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of WindStar Resources, Inc.

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

The balance sheet for the year ended December 31, 1998, was audited by us and we expressed an unqualified opinion on it in our report dated March 10, 1999. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has experienced significant operating losses since inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 5, 1999

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                                        September 30,  December 31,
                                        1999                1998
                                        (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents             $      -       $    1,744
                                        ---------      ----------
  Total Current Assets                         -            1,744
                                        ---------      ----------
OTHER ASSETS
  Other assets                                 -              274
  Mining claims                                -           79,076
                                        ---------      ----------
  Total Other Assets                           -           79,350
                                        ---------      ----------
TOTAL ASSETS                            $      -       $   81,094
                                        =========      ==========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Bank drafts outstanding                $   1,514      $       -
 Accounts payable to related parties       13,808              -
 Accounts payable                          16,888          21,637
 Accrued interest to related parties       28,053              -
 Accrued interest                           6,724          16,484
 Accrued payroll and payroll taxes        124,870          90,951
 Notes payable                             30,400          53,417
 Notes payable to related parties          28,633              -
                                        ---------      ----------
  Total Current Liabilities               250,890         182,489
                                        ---------      ----------
LONG-TERM LIABILITIES
 Notes payable to related party,
  net of current portion                   27,600          27,600
                                        ---------      ----------
Total Long-Term Liabilities                27,600          27,600
                                        ---------      ----------
TOTAL LIABILITIES                         278,490         210,089
                                        ---------      ----------
COMMITMENTS AND CONTINGENCIES                  -               -
                                        ---------      ----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock - $0.0001 par value;
  50,000,000 shares authorized;
  4,212,530 shares issued and
  outstanding                                 421             421
 Preferred stock - $0.0001 par value;
  10,000,000 shares authorized; no
  shares issued or outstanding                 -               -
Additional paid-in capital                162,760         162,760
Accumulated deficit during the
 development stage                       (441,671)       (292,176)
                                        ---------      ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     (278,490)       (128,995)
                                        ---------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                              $      -       $   81,094
                                        =========      ==========

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF OPERATIONS

                                                                    Period from
                    Three Months            Nine Months             03/22/95
                    Ended                   Ended                   (Inception)
                    September 30,           September 30,           Through
                    (unaudited)             (unaudited)             09/30/99
                    1999        1998        1999        1998        (unaudited)
REVENUES            $      -    $      -    $       -   $       -   $     383
                    ---------   ---------   ----------  ----------  ---------

GENERAL AND ADMINISTRATIVE
 EXPENSES
Officers' compensation     -       23,750       28,750      71,249    127,082
Professional services   7,053       2,965       18,445      10,848     51,451
Other general and
 administrative            75      17,024        3,322      38,985    148,495
Amortization              205          -           274          -         685
                    ---------   ---------   ----------  ----------  ---------
Total general and
 administrative
  expenses              7,333      43,739       50,791     121,082    327,713
                    ---------   ---------   ----------  ----------  ---------
OPERATING INCOME
 (LOSS)                (7,333)    (43,739)     (50,791)   (121,082)  (327,330)
                    ---------   ---------   ----------  ----------  ---------
OTHER INCOME (EXPENSES)
Impairment of mining
 claims               (79,076)         -       (79,076)         -     (79,076)
Interest expense       (6,798)     (4,372)     (19,628)    (13,480)   (35,265)
                    ---------   ---------   ----------  ----------  ---------
Total other income
 (expenses)           (85,874)     (4,372)     (98,704)    (13,480)  (114,341)
                    ---------   ---------   ----------  ----------  ---------
NET INCOME (LOSS)   $ (93,207)  $ (48,111)  $ (149,495) $ (134,562) $(441,671)
                    =========   =========   ==========  ==========  =========
NET INCOME (LOSS) PER
 COMMON SHARE       $ (0.0221)  $ (0.0115)  $  (0.0355) $  (0.0325) $ (0.1393)
                    =========   =========   ==========  ==========  =========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING        4,212,530   4,173,245    4,212,530   4,146,414  3,169,578
                    =========   =========   ==========  ==========  =========















       See accompanying notes and accountant's review report.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                        Common Stock       Additional             Total
                     Number                Paid-in   Accumulated  Stockholders'
                     of Shares    Amount   Capital   Deficit      Equity
Beginning balance
 March 22, 1995
 (inception)                    -   $    -   $     -   $       - $       -

Sale of shares for
 cash at $0.0002
 per share            188,000,000     1,880    42,570          -      44,450

Shares exchanged for
 mining claims at
 $0.000042 per share  310,000,000     3,100     9,900          -      13,000

Net loss                       -         -         -      (10,094)   (10,094)
                      -----------   -------  --------  ----------  ---------
Balance,
 December 31, 1995    498,000,000     4,980    52,470     (10,094)    47,356

Shares exchanged for
 mining claims at
 $0.000165 per share  400,000,000     4,000    62,076          -      66,076

Deferred registration
 costs charged to
 paid-in capital               -         -    (36,838)         -     (36,838)

Net loss                       -         -         -       (4,434)    (4,434)
                      -----------   -------  --------  ----------  ---------
Balance,
 December 31, 1996    898,000,000   $ 8,980  $ 77,708  $  (14,528) $  72,160
                      -----------   -------  --------  ----------  ---------

















       See accompanying notes and accountant's review report.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                     Common Stock         Additional               Total
                   Number                 Paid-in   Accumulated    Stockholders'
                   of Shares    Amount    Capital   Deficit        Equity
Balance brought
 forward           898,000,000  $ 8,980   $  77,708 $  (14,528)    $  72,160

Sale of shares for
 cash at $0.000074
 per share         135,000,000    1,350       8,650         -         10,000

Net loss                    -        -           -    (116,984)     (116,984)
                 -------------  -------   --------- ----------     ---------
Balance, December
 31, 1997        1,033,000,000  10,330       86,358   (131,512)      (34,824)

Reverse stock split
 at 250 to 1    (1,028,867,930) (9,917)      9,917         -              -

Shares issued in
 exchange for debt
 at $2.50 per share     22,000       2      54,998         -          55,000

Warrants exercised
 for shares at $0.25
 per share              58,460       6      14,964         -          14,970

Registration costs
 charged to paid-in
 capital                    -       -      (3,477)         -          (3,477)

Net loss                    -       -          -     (160,664)      (160,664)
                 ------------- -------  ---------  ----------      ---------
Balance, December
 31, 1998            4,212,530 $   421  $ 162,760  $ (292,176)     $(128,995)
                ============== =======  =========  ==========      =========
















       See accompanying notes and accountant's review report.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                    Common Stock        Additional               Total
                    Number              Paid-in   Accumulated    Stockholders'
                    of Shares Amount    Capital   Deficit        Equity
Balance brought
 forward            4,212,530 $ 421     $ 162,760 $ (292,176)    $(128,995)

Net loss                   -     -             -    (149,495)     (149,495)
                    --------- -----     --------- ----------     ---------
Balance,
 September 30, 1999
 (unaudited)        4,212,530 $ 421     $ 162,760 $ (441,671)    $(278,490)
                    =========  ====     =========  =========     =========




































       See accompanying notes and accountant's review report.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF OPERATIONS

                                                                    Period from
                  Three Months            Nine Months               03/22/95
                  Ended                   Ended                     (Inception)
                  September 30,           September 30,             Through
                  (unaudited)             (unaudited)               09/30/99
                  1999        1998        1999         1998         (unaudited)
Cash flows from operating
 activities:
 Net loss         $ (93,207)  $ (48,111)  $ (149,495)  $ (134,562)  $ (441,671)
 Adjustments to reconcile
  net loss to net cash
  provided (used) by
  operating activities:
  Amortization          205          -           274           -           685
  Impairment of mining
   claims            79,076          -        79,076           -        79,076
  Changes in assets and
   liabilities
   Bank drafts
    outstanding       1,514          -         1,514           -         1,514
   Accounts payable   5,724      36,247        9,059       60,526       30,696
   Accrued interest   6,527          -        18,293           -        34,777
   Accrued payroll and
    payroll taxes        (1)         -        33,919           -       124,870
                   --------    --------    ---------    ---------    ---------
Net cash used by
operating activities   (162)    (11,864)      (7,360)     (74,036)    (170,053)
                   --------    --------    ---------    ---------    ---------
Cash flows from investing
 activities              -           -            -            -            -
                   --------    --------    ---------    ---------    ---------
Cash flows from financing
 activities:
  Stock issuance and
   offering costs        -       12,969           -        75,226       83,420
  Proceeds received on
   notes payable        108          -         5,616           -        86,633
                   --------    --------    ---------    ---------    ---------
Net cash provided by
 financing activities   108      12,969        5,616       75,226      170,053
                   --------    --------    ---------    ---------    ---------
 Net increase (decrease)
  in cash and cash
  equivalents           (54)      1,105       (1,744)       1,190           -

Cash and cash equivalents,
beginning of period      54         472        1,744          387           -
                   --------    --------    ---------    ---------    ---------
Cash and cash equivalents,
 end of period     $     -     $  1,577    $      -     $   1,577    $      -
                   ========    ========    =========    =========    =========
Supplemental disclosures:
Interest paid      $     -     $     -     $      -     $      -     $     217
                   ========    ========    =========    =========    =========
Income taxes paid  $     -     $     -     $      -     $      -     $      -
                   ========    ========    =========    =========    =========
Non-cash financing activities:
Common stock issued in
 exchange of debt  $     -     $     -     $      -     $      -     $  55,000
                   ========    ========    =========    =========    =========
Common stock issued for
 mineral property  $     -     $     -     $      -     $      -     $  79,076
                   ========    ========    =========    =========    =========

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
              SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

WindStar Resources, Inc. ("the Company") was incorporated on March 22, 1995, under the laws of the State of Arizona under the name of Turtleback Mountain Gold Co., Inc. to conduct business in the fields of mineral exploration, construction and mining.

On December 31, 1997, the board of directors authorized amending the Articles of Incorporation to change the name of the Company from Turtleback Mountain Gold Co., Inc. to WindStar Resources, Inc.

The Company is seeking additional capital to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. The Company has been in the development stage since its formation on March 22, 1995, and has not realized any significant revenues from its planned operations.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of WindStar Resources, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Outstanding warrants and stock options were not included in the computation of loss per share because of the antidilutive effect.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
               SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Provision for Taxes
At September 30, 1999, the Company had net operating loss carryforwards of approximately $441,000 that may be offset against future taxable income through 2018. No tax benefit has been reported in the financial statements, as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Stock Split
The Company restates all references to the number of common shares and per-share amounts in the balance sheets and statements of operations to reflect any stock splits or reverse stock splits.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 1999. See Note 3.

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

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
               SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
NOTE 3   MINERAL PROPERTIES

Eight mining claims were transferred to the Company on June 30, 1995, by quitclaim deed in exchange for 310,000,000 shares of common stock. The mining claims are reflected in the balance sheet at the transferor cost of $13,000. During the period ended September 30, 1999, the Company allowed these claims to expire resulting in a charge against operations in the amount of $13,000.

One hundred twenty-eight mining claims located in the La Paz, Maricopa, and Yuma counties of Arizona were transferred to the Company on November 16, 1996, by quitclaim deed in exchange for 400,000,000 units as explained in note 5. The mining claims are reflected in the balance sheet at the transferor cost of $66,076. During the period ended September 30, 1999, the Company allowed these claims to expire resulting in a charge against operations in the amount of $66,076.

The four Red Raven II claims purchased from Maxam Gold Corporation have a royalty fee clause attached to them. The royalty fee, payable to Baragan Mountain Mining, LLC, is five percent of the net income from operations on the claims or $50,000 annually (whichever is greater) beginning July 14, 1996. During 1998, the Company settled a default on the $50,000 annual payment, which was due July 14, 1997, by the exchange of 22,000 shares of its common stock. This included $5,000 of interest, which had been accrued on the indebtedness. As part of this settlement, the $50,000 annual fee has been rescinded and future royalty fees will be calculated on 2.5% of net smelter return from production from those claims, if any.

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

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
               SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
NOTE 4 - COMMON STOCK (continued)

The Company issued 22,000 shares of its common stock during the year ended December 31, 1998, in lieu of outstanding debt that was owed to Baragan Mountain Mining, LLC for an unpaid royalty fee and the interest accrued. The shares were issued at $2.50 per share.

During the period ended September 30, 1999, no new stock transactions were executed.

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

During the year ended December 31, 1998, the Board of Directors voted to reduce the warrants authorized and outstanding based on a 1 for 250 shares reverse split. This reduced the authorized and outstanding "Class A Warrants" to 1,600,000 exercisable to purchase 1,600,000 shares of the company's common stock at prices ranging from $0.25 to $2.50 and the authorized and outstanding "Class B Warrants" to 1,600,000 exercisable to purchase 1,600,000 shares of the company's common stock at $5.00. As of September 30, 1999, 1,541,558 "Class A Warrants" remain authorized and outstanding (not exercised). No warrants were exercised during 1998 or 1999.

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

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
               SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
NOTE 6 - SALE OF STOCK AND GRANT OF OPTIONS (continued)

During the year ended December 31, 1998, based on a 1-for-250 reverse stock split, the Board of Directors reduced these stock options to 160,000 shares during the ten-year period commencing on the second anniversary of the date of this agreement at an exercise price ranging from $0.25 to $2.50 per share and 160,000 additional shares of stock during the ten-year period commencing on the third anniversary of the date of this agreement at an exercise price of $5.00 per share. No options were granted or exercised during 1998 or the nine months ended September 30, 1999.

Following is a summary of the status of fixed options outstanding at December 31, 1998, and September 30, 1999:

                                   Weighted            Weighted
Exercise                           Average Remaining   Average
Price Range         Number         Contractual Life    Exercise Price
$0.25 to $2.50      160,000        10 years            $1.375

The options referred to above are exercisable beginning November 11, 1999. The Company estimates that substantially all of these options will be exercised during the contractual period.

NOTE 7   NOTES PAYABLE

The Company's long-term debt at September 30, 1999, consists of an unsecured note with Phoenix International Mining, Inc., a related party, dated August 1, 1997, with interest due at 1% per month and the principal payable at the discretion of WindStar Resources, Inc. with the full amount due not later than five years from the date of the note. Under terms of the note, the Company may borrow from time to time in varying amounts up to the sum of one million dollars within the two years from the date of the note. The balance due at September 30, 1999, was $27,600.

All other notes are short-term, unsecured demand notes with an interest rate of 12% per annum.

Maturities of the notes payable are as follows:

               1999           $ 59,033
               2000                 -
               2001                 -
               2002             27,600
               2003                 -

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
               SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
NOTE 8   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $149,495 during the period ended September 30, 1999, and has an accumulated deficit of $441,671 since inception.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has a long-term note payable to a related party as indicated in Note 7. The Company also has short-term notes payable and accounts payable to related parties of $28,633 and $13,808, respectively.

The Company also has a consulting agreement with a related party (Note
10).

NOTE 10   COMMITMENTS AND CONTINGENCIES

Environmental regulations
The Company has been engaged in the exploration and development of mineral properties. During the quarter ending September 30, 1999, the Company allowed the mineral claims to expire. Although the minerals exploration and mining industries are subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective environmental issue.

Consulting agreement
The Company has a consulting contract with the Company's president, which provides for executive services to be performed from April 1, 1999, through March 31, 2001. During the six months ended September 30, 1999, the Company recorded $960 of charges under this contract. At September 30, 1999, these charges were unpaid and are expected to be satisfied with the issuance of common stock. This contract may be renewed for three succeeding terms and may be terminated with a 90-day notice of either party or upon any merger, consolidation, or transfer of assets by the Company.

                      WINDSTAR RESOURCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
               SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
NOTE 11   SUBSEQUENT EVENTS

Acquisition of Nexland, LLP
In August 1999, the Company signed a letter of intent to acquire all of Nexland, LLP, based in Aventura, Florida. Nexland, LLP is in the business of marketing information technology hardware. The Company intends to change its name subsequent to the acquisition to Nexland, Inc. The Company anticipates closing this transaction by the end of November 1999.

Stock issuance in settlement of liabilities
Subsequent to the financial statement date, the Company entered into an agreement to issue 267,130 shares of common stock in partial payment of outstanding liabilities, which totaled $267,130.

NOTE 12   YEAR 2000 ISSUES

The Company has modified its business technologies to be ready for the year 2000. Critical data processing systems have been reviewed and the Company does not expect a significant effect on internal operations. However, like other companies, WindStar Resources, Inc. could be adversely affected if the computer systems its suppliers or customers use do not properly process and calculate date-related information and data for the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations. All costs related to year 2000 compliance are expensed as incurred.

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

     In order to maintain the mining rights to the 136 unpatented mining claims the Company must pay an annual maintenance fee of $100 per claim to the United States government and $10 per claim to the county where the claims are located. This amount of $14,960 is payable by August 31 each year. The Company failed to pay the annual assessment amount as of August 31, 1999, resulting in the loss of these claims and mining rights.

     As part of the employment agreement dated November 11, 1997 the Company sold Fred R. Schmid, pursuant to a Stock Purchase Agreement, 540,000 shares of Common Stock at a purchase price of $10,000, which has been paid to the Company. The agreement also provides an option for the purchase of 160,000 shares at $2.50 per share and 160,000 shares at $5.00 per shares for a period of ten years. On July 29, 1998, the $2.50 option price was reduced to conform with the offer granted to the Warrantholders to exercise the Class A Warrants at a reduced price for a specific time period. As of the date of this report, no options to purchase additional shares were exercised. On April 1, 1999, Fred
R. Schmid's salary compensation under the employment agreement has been temporarily suspended and replaced with shares of Common Stock in the Company.

     The Company must obtain additional capital in order to fully develop its claims. The Company intends to raise additional capital in the future through loans or the sale of common stock. On August 1, 1997 the company established a line of credit for one million ($1,000,000) dollars with Phoenix International Mining Inc.(a principle stockholder), with interest to be at one (1%)percent per month of the outstanding balance. The Company has borrowed $27,600. However, at the time of this report this source of funding has been terminated by the Board of Directors. The Company is therefore considering the exercise of the outstanding 3,200,000 "A" and "B" Warrants as its best source of raising capital for funding the initial phase of exploration work on the claims. The Company has no operating history.

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

     On September 16, 1998, the National Association of Securities Dealers ("NASD") cleared Olsen Payne & Company's (a brokerage company) request to quote the Company's Common Stock for trading on the OTC Bulletin Board ("OTCBB"). After 30 days other brokerage companies could also become market makers in the Company's securities. The symbols used for trading on the OTCBB are WSRI for the common stock; WSRIW for the Class A Warrant; and WSRIZ for the Class B Warrant. The current gold market price continues to be depressed and this has affected gold mining companies' stock prices and also their ability to raise capital. To date, no market has been established to trade the Warrants and none is expected to be made.

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

     The Company's management continues to explore opportunities which could create valuation for shareholders. The Company has received expressions of interest from several companies concerning a possible joint-venture, acquisition or merger transaction. However, due to the depressed price for gold and the fact that many mining companies have curtailed exploration activities in favor of pursuing properties with proven reserves or production, the Company has been unable to conclude a joint-venture transaction or raise funds for exploration and
development of the properties.   Management believes that a significant
increase in the price of gold is necessary before the Company is successful in raising capital for its operations. On August 31, 1999, due to the lack of funds, the Company failed to pay the annual maintenance fee of $100 per claim to the United States government and $10 per claim to the county where the precious metal claims are located, which resulted in the lost of these claims and mining rights. Discussion with interested joint-venture, acquisition or merger candidates has therefore been canceled

     Management is of the opinion that it is not presently economical to continue as a public gold exploration mining company and has engaged the services of a consultant to assist management in finding a suitable reverse acquisition company candidate. At the time of this report the Company has entered into serious discussions with several possible reverse acquisition company candidates and expects to eventually reach an agreement with one of these candidates.

     A reverse acquisition transaction with a private company would permit the private company to become a public company using our Company as a means of achieving their goal. The reverse acquisition company candidate in that case would have the major stock and control position in the company and all current shareholders' stock position in the company would be significantly diluted. Since it is likely that a reverse acquisition company candidate would not be a gold mining company or be interested in our assets, the Company's activities will move in another direction, away from mining.

     Management has concluded a Letter of Intent with a possible acquisition candidate and a transaction may be completed following the due diligence period of examining the acquisition candidate's legal corporate status, management, financial statements and business potential. Should a reverse acquisition be completed, the acquisition candidate's shareholders would gain majority control of the Company, assume management responsibilities, change the name of the Company, replace the existing board of directors with interim members until the annual shareholders meeting, at which time shareholders can elect the candidates, obtain a new trading symbol for the Company's stock, and be fully responsible for continuing to file the necessary quarterly and annual reports to the Securities and Exchange Commission, in order to maintain the Company's OTC-BB listing as a public company.

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

     Dated this 15th day of November, 1999.


                         WINDSTAR RESOURCES INC.
                         (the "Registrant")

                         BY:  /s/ Richard G. Steeves
                              Richard G. Steeves, Secretary/Treasurer,
                              Chief Financial Officer and, a member of
                              the Board of Director