Form 10-K405
period 1999-12-31
NEXLAND INC
filed 2000-04-14
CIK 1011722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM  __________ TO __________

         For the fiscal year ended December 31, 1999

         Commission file number 333-3074
                                --------

                                  Nexland, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

Arizona                                                  37-1356503
-------------------------------                      -----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

1101 Brickell Avenue, Suite 702          Miami, Florida                 33131
--------------------------------------------------------------------------------

                                 (305) 358-7771
                                 --------------
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
               None


Securities registered pursuant to Section 12(g) of the Act:

Title of class:     Common $0.0001 par value
                    ------------------------

Title of class:_________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [X ]Yes (filed 12b-25)             [   ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,450,076.24 as of March 31, 2000, based upon the closing price of $5.625 on the OTC:BB reported on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 11, 2000, there were 34,308,916 shares of the Registrant's Common stock issued and outstanding. There were no shares of the Registrant's Preferred stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The prospectus from the Registrant's Post-Effective Amendment 2 to Form S-1 Registration Statement has been filed with the Securities and Exchange Commission, file #333-3074, on April 3, 2000 and not yet declared effective.


                                  NEXLAND, INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I .......................................................................................1

ITEM 1.  BUSINESS.............................................................................1
         GENERAL..............................................................................1
         EXPLANATION AND BACKGROUND OF THE INTERNET...........................................1
         Internet Access Technologies Facilitate New Applications.............................2
         The Broadband Market ................................................................3
         Today's Small Business Office Internet Access Environment............................3
         The Small Office Market Opportunity for Shared Internet Access Solutions.............5
         THE BENEFITS OUR PRODUCTS ARE DESIGNED TO PROVIDE....................................5
         A DESCRIPTION OF OUR PRODUCTS........................................................7
         BUSINESS STRATEGY....................................................................8
         SALES AND MARKETING OVERVIEW.........................................................8
         COMPETITION.........................................................................10
         INTELLECTUAL PROPERTY...............................................................12
         EMPLOYEES...........................................................................13

ITEM 2.  PROPERTIES..........................................................................13

ITEM 3. LEGAL PROCEEDINGS....................................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................14

PART II  ....................................................................................14

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.................................................................14
         VOLATILITY AND FLUCTUATION OF OUR COMMON STOCK......................................14
         DIVIDEND POLICY.....................................................................15

ITEM 6. SELECTED FINANCIAL DATA..............................................................15
                  Balance Sheet Data.........................................................15
                  Statement of Operations....................................................16

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATION..............................................................16
                  OVERVIEW...................................................................16
                  REVERSE SPLIT..............................................................17
                  RESULTS OF OPERATIONS......................................................17
                  LIQUIDITY AND CAPITAL RESOURCES............................................19




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK................................................................................20
         Exchange Rate Sensitivity...........................................................20

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE.............................................................20

PART III ....................................................................................21

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................21

ITEM 11. EXECUTIVE COMPENSATION..............................................................22
                  SUMMARY COMPENSATION TABLE.................................................22

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT......................................................................22

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................24

PART IV  ....................................................................................26

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS..........................................26

SIGNATURES...................................................................................29

                           FORWARD LOOKING STATEMENTS

         Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," will," "expect," "anticipate," "believe," "estimate, and "continue," or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial conditions: or (iii) state other "forward-looking" information,. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in the section entitled "Management's discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS


         GENERAL. WindStar Resources, Inc., (before the name change to Nexland, Inc.)was formed in Arizona on March 22, 1995, (under the name Turtleback Mountain Gold Co., Inc.) to engage in the business of mineral exploration, and if warranted, development and production, or the sale of precious minerals. WindStar failed to achieve its goals and business objectives and in 1999 we concluded it was no longer economical to continue as a public gold exploration mining company. Nexland, Inc., was incorporated in Florida on December 4, 1994, but was inactive until November 17, 1999 when it was acquired by us. Nexland LP, a Florida limited partnership, formed on September 25, 1997, was an operating company until November 15, 1999 when it assigned all of its partnership assets to Nexland Fla. in exchange for 17,000 of the latter's common shares.

         On November 17, 1999, we acquired Nexland Fla. in a reverse acquisition transaction resulting in the change of our business from mining to Internet technology. We changed our name to "Nexland, Inc." on December 8, 1999. We were incorporated as an Arizona company on March 22, 1995. As WindStar Resources, we never owned an operating mine and, prior to the Nexland Fla. acquisition, had no other revenue-producing mining activities. Since our merger with Nexland Fla., we have become a designer, developer and supplier of Internet sharing devices, Internet firewall devices and networking products and have shed all connection with the mining business We design and develop easy-to-use, reliable and affordable shared Internet access solutions for the office and home markets and similar arrangements.

          Our product family allows multiple users on a local area network (LAN) in an office to share the same Internet connection simultaneously while optimizing each user's access speed and1 providing firewall security. Our Internet Sharing Boxes or "ISBs," product family is a flexible and scalable platform that provides firmware-based routing functionality to deliver Internet-enabled applications and services. Our products support existing analog phone lines, as well as Integrated Services Digital Network or "ISDN" and emerging access technologies such as xDSL, cable modems and wireless connections. Our products enable multiple users to safely and securely access the Internet simultaneously through either regular phone lines, analog modems, or highspeed digital connections. Our products also support Virtual Private Networks or "VPNs", the passthrough of VPN protocols(IPSec, L2TP and PPTP). We primarily market and sell our products through North American and South American based Internet Service Providers or " ISPs", value-added resellers, and Telephone Companies or "Telcos", with some minor sales to direct end-users. As of year-end 1999, we had relationships with over 100 customers.

         EXPLANATION AND BACKGROUND OF THE INTERNET. The Internet is a global collection of interconnected computer networks that allows commercial organizations, educational institutions, government agencies, and individuals to communicate electronically, access and share information, and conduct business. As businesses have begun to use e-mail, file transfer and area networks, commercial usage has become a major component of Internet traffic.

         In the mid-1990s, Internet service providers began to offer access, e-mail, customized content and other specialized services, and products aimed at allowing both commercial and residential customers to obtain information from, transmit information to, and use resources available on the Internet.

         The emergence of the Web, the graphical, multimedia environment of the Internet, has resulted in the development of the Internet as a new mass communication medium. The Internet has experienced rapid growth in recent years as evidenced by the volume of Internet traffic and the numbers of Internet users, Web sites and Internet-based applications and a proliferation of Internet-based services, including:

o        chat rooms
o        online magazines
o        news feeds
o        interactive games
o        educational and entertainment information
o        development of online communities
o        Virtual Private Networking

         This rapid growth is expected to continue as businesses increasingly use the Internet to access and share information and to interact with a large number of geographically dispersed consumers and business partners. Furthermore, an Internet-based economy is emerging as businesses continue to use the Internet to sell products and services, implement electronic commerce initiatives and utilize new generations of Internet-enabled business applications.

         Participation in this emerging Internet-based economy and realization of the benefits and efficiencies facilitated by new Internet-enabled business applications are becoming increasingly important for the office market as well as the internet service providers and telephone companies which provide internet service to them. The office market includes small businesses, home offices and remote offices. The Internet allows businesses to communicate more effectively with their suppliers and customers and to access and share critical business information both internally and with their business partners. Overall, the Internet and the business applications enabled by the Internet present tremendous opportunities for offices to improve business communications, collaborate with partners and suppliers, perform important business processes online and realize cost and operational efficiencies that will position them to compete more effectively with organizations that have greater resources and market presence.

         (A) Internet Access Technologies Facilitate New Applications. Analog dial-up modems currently represent the most widely utilized method of accessing the Internet. While many markets worldwide will continue to depend on analog Internet access technologies, new high-speed and high-bandwidth Internet access technologies such as xDSL and cable modems have emerged in recent years. According to TeleChoice, xDSL connections, which utilize the same copper wire infrastructure that provides telephone service to most residential and business locations, are projected to grow from approximately 250,000 in 1999 to more than 2.3 million in 2002. Likewise, cable modem service providers and equipment manufacturers have experienced significant growth in the number of subscribers and deployments over the past several years. There are approximately 350,000 cable modem subscribers in North America and industry analysts such as Forrester Research predict there will be more than 2 million cable modem subscribers during the year 2000. Furthermore, it is predicted by Forrester Research that 25% or 16 million of all online households in the U.S. will have high-speed connectivity to the Internet by 2002 and 3 million xDSL subscribers by 2001.

         (B) The Broadband Market - High Speed Access. At present ISDN is rapidly becoming available to the United States as a method used to transmit more data over existing regular phone lines. ISDN is, in most markets, priced comparably to standard analog phone circuits. It can provide speeds of roughly 128,000 bits per second, although, in practice, most users will be limited to 56,000 or 64,000 bits per second. However, new emerging access technologies offer greater bandwidth and provide much higher access speeds; they enable a variety of new data intensive, multimedia and graphical applications, as well as new integrated voice and high-speed data connectivity services. These broadband markets include:

o Digital Subscriber Line or xDSL, is a method for moving data over existing copper phone lines, but at a much faster rate than a regular phone connection.
o Interactive Cable allows for communication across cable infrastructure, cable modems, or cable modem termination centers; also known as headends;
o Wireless Transmissions are movements of packets of information over airwaves
o Fiber to the Curb exists when fiber optic cable supports an alternative broadband access.
o Future technology will include high speed access based on light and photonics that offer nearly unlimited bandwidth capacity.

         As these access technologies become more affordable and widely available, they will present increasingly attractive alternatives for satisfying the Internet access requirements of offices. Because of our ethernet to ethernet interface, all of the aforementioned broadband options can be securely routed and shared through our family of products.

         In addition, the office environment will experience an even greater need to access the Internet via these emerging technologies as new generations of business applications emerge that larger competitors can already access through relatively expensive dedicated high-speed leased lines. Furthermore, the higher cost of xDSL and cable modem access technologies relative to analog technologies will increase the need of offices for shared Internet access solutions that enable total implementation costs to be allocated across a greater number of users.

         (C) Today's Small Business Office Internet Access Environment. Access Media International estimates that in 1998 there were approximately 85 million small businesses worldwide with fewer than 100 employees that could afford and benefit from information technology solutions, including approximately 7.2 million small businesses in the United States alone. International Data Corporation estimates that the percentage of the number of small businesses with access to the Internet increased from approximately 26% in 1997 to approximately 50% in 1998 and is projected to increase to approximately 65% by 2001. Worldwide, there is an increasing demand for Broadband access services. The Internet is becoming increasingly popular to consumers for conducting business and personal pursuits. Consequently, those same consumers are seeking high- speed, low-cost solutions, enabling them to benefit from the advances in data transfer speed. International Data Corporation predicted that by the end of 1999, one in three US households would be online. And businesses have even greater requirements for high-speed access in order to implement electronic commerce and/or web based business initiatives.

         Despite the large size of the small office market and increasing demand for viable Internet access solutions, most networking and personal computing vendors have tailored their product offerings and Internet access solutions for either the large corporate market or the consumer market.

         As a result, there are limited shared Internet access solutions designed to accommodate the specific needs of the small office market. Small office Internet access requirements include the following:

o Shared Access. Many small offices have addressed the Internet access problem by installing a single dedicated computer that is connected to the Internet via a modem, an analog phone line, and a single Internet service account shared by all users in the office. This approach is inefficient in that it requires users to wait in line until the Internet terminal becomes available. In addition, productivity is often reduced since many users fail to utilize the Internet because it is not conveniently accessible from their individual workplaces. As an alternative, some small offices have added additional modems, analog phone lines and Internet service accounts for each employee requiring Internet access. However, maintaining separate Internet connections for each user is costly and difficult to manage. Moreover, neither of these solutions enable shared Internet access among multiple users, which is critical to achieving cost efficiencies and benefitting from the information sharing, communications and operational advantages offered by the Internet and Internet-enabled business applications.
o Ease of Installation and Use. Most small offices lack in-house information technology personnel as well as sufficient resources to hire outside system integration consultants to implement and maintain complex Internet access solutions. Therefore, small offices require Internet access solutions that are easy to install, use, maintain and upgrade.
o Affordability. Small offices are often subject to tight budgetary constraints. Therefore, the server-based and router-based local area networking solutions that have been widely adopted by larger organizations to accommodate shared access often are prohibitively expensive for small offices.
o Scalability and Compatibility. Small offices need Internet access solutions that accommodate their current requirements and can be scaled to accommodate additional users as their businesses grow. In addition, small offices seek solutions that meet these needs without having to replace existing systems, invest significant capital in upgrades or employ in-house information technology personnel. Further, most small offices have already made significant investments in computer hardware, modems, and software, and in many cases utilize widely available analog access technologies. As a result, small offices require Internet access solutions that are compatible with existing hardware and software and flexible enough to support analog access technologies, as well as ISDN and emerging high-speed access technologies such ask xDSL and cable modems.
o Platform for New Applications and Services. Small offices also seek Internet access solutions that serve as a platform for the deployment of new applications and services enabled by the Internet and the emergence of high-speed access technologies.

         (D) The Small Office Market Opportunity for Shared Internet Access Solutions.

         Access Media International estimates that the number of small businesses in the United States using shared Internet access will grow from 400,000 in 1998 to 1.3 million by the year 2000, representing a three year annual compound growth rate of 80%. However, affordable shared Internet access products currently offered by networking equipment and software vendors typically lack the flexibility and features required by most small offices. As a result, a significant portion of the small office market has been unable to realize the business benefits of the Internet and fully participate in the emerging Internet-based economy. As the Internet grows, electronic commerce initiatives are adopted, and new applications facilitated by emerging high-speed access technologies are introduced, the inability of small offices to effectively access the Internet will become an increasingly significant competitive disadvantage. In order to more fully participate in the evolving uses of the Internet, the small office market requires easy-to-use, affordable and scalable products that enable shared Internet access by multiple users and support a full range of existing and emerging Internet-enabled applications and services.

         THE BENEFITS OUR PRODUCTS ARE DESIGNED TO PROVIDE. Our products provide an easy-to-use, reliable and affordable shared Internet access solution. Our solution allows multiple users in an office, workplace or home to share the same Internet connection simultaneously while optimizing each user's access speed. Further, our products are designed to overcome the limitations of existing Internet access solutions by offering a flexible and scalable platform for firmware-based routing functionality and firewall security to deliver Internet-enabled applications and services.

         Our products inter-operate with Analog modems (28.8K, 33.6K, 56K), and emerging high-speed technologies such as digital modems including ISDN, xDSL and Cable or Wireless connections, and are plug and play (meaning the user simply connects the modem to an ISB box, the ISB box to the network hub, and everyone has secure shared access). In addition, our products extend the benefits of analog technology by enabling multiple users to access the Internet simultaneously through regular phone lines and analog modems at up to 30 times the access speed of a single analog connection. Our products offer the following key benefits:

o Efficient Shared Internet Access. The ISB product family enables the entire office to share information, use e-mail, and access the Internet independent of the access technology utilized. Multiple users in an office can share a single Internet connection and ISP account. In addition, users are able to connect simultaneously to a remote office LAN and the Internet.
o Ease of Installation and Use. We deliver a plug-and-play shared Internet access solution. To facilitate easy installation, the ISB package contains step-by-step installation instructions and easy-to-follow diagrams and illustrations for a variety of network environments. Users can determine whether their computers are appropriately configured to connect to the product. Our integrated firmware provides a single screen configuration to connect the entire office to the Internet. Our products work within most existing environments and operating systems, such as Windows, Macintosh, or UNIX, and are compatible with most network architectures and all major Internet access technologies.
o High-Speed Access. Our product family supports all major Internet access technologies used by offices, including analog, ISDN, xDSL, and cable modems. Our routing software allows multiple users to connect simultaneously to the Internet and allocates bandwidth among active users to optimize each user's access speed. In addition, our products aggregate the bandwidth of multiple analog or ISDN lines to create access speeds that are up to 30 times the access speed of a single analog or ISDN connection.
o Low Cost of Ownership. The ISB product family is designed to minimize installation, maintenance, and Internet access expenditures by enabling users in offices to share a single Internet connection and ISP account. In addition, the ease of installation and use of the ISB product family enables small offices to avoid hiring in-house information technology personnel that would be otherwise required to implement and maintain an effective Internet access solution.
o Scalability and Compatibility. The ISB product family is designed to accommodate additional users easily and to be compatible with most widely-used computers, software, modems, and terminal adapters. This broad compatibility enables most offices to leverage prior technology investments by utilizing our products with hardware and software that has already been installed.
o Platform for New Applications and Services. We have designed the ISB product family to facilitate effective delivery of value-added Internet-enabled applications and services such as fax and voice over Internet, virtual private networking, remote dial-in, and advanced security features. Our product line architecture allows software-based applications to be easily downloaded and implemented. It also provides us a platform to deliver new Internet-enabled applications and services to our customers.
o Firewall Protection. Our ISB products provide firewall security among shared users.
o Virtual Private Network or VPN. This name usually refers to a network in which some of the parts are connected using the public Internet, but the data is transmitted in encrypted form, thus making the network "virtually private." This function is supported by our ISB2LAN product.

         A DESCRIPTION OF OUR PRODUCTS. Our primary product line is the ISB series. The ISB products include the ISB100e, the ISB200e and the ISB300e as well as the ISB2LAN Cable/xDSL Internet Sharing Box. The ISB products are cost-effective network adapters that allow everyone on an Ethernet Local Area Network or LAN, to share Internet access at the same time using only one modem, one phone line or cable connection, and one Internet Access Account. In addition, the ISB series of products act as a "natural firewall," providing network security. The ISB products are platform independent and are compatible with personal computers or PC, Macintosh, UNIX, NT, Linux computers or any computer that uses a TCP/IP browser interface. Retail priced from $199 to $349, the ISB line of products provides a simple and cost-effective hardware solution for connecting multiple PCs to the Internet.

         From the simple single port ISB100e, to the more advanced three port ISB300e and powerful cable/xDSL supporting ISB2LAN, we have an ISB for every application: from the home with three or four PCs to the office with up to 250 PCs. The Internet connection utilized by the company determines the choice of the product.

         The ISB products fill a unique niche in the networking marketplace. While they can act as routers, the ISB products are less expensive and provide many additional features, including firewall and VPN security, specifically IPSec pass-through that are not available in a stand alone router, that are not available in a stand-alone router.

         While the ISB products can provide the same functionality as a proxy server, our Internet Sharing Box products are much easier to install and configure and do not require any client software, as a proxy server does. The ISB2LAN, is a plug and play product that can be installed on a network in a matter of a few minutes.

         All of the ISB products allow simultaneous and independent Internet access for all users on a network, as well as natural firewall protection to prevent any unwanted access to the local network.

o ISB100e -- One serial port connection for use with any external analog or ISDN modem up to a maximum transfer rate of 230k. Expanded features include modem sharing, fax sharing, and remote access capability and VPN pass-through functionality.
o ISB200e -- Same product as the ISB100e except with two serial port connections to allow for up to two external modems. Maximum transfer rate is 460k when both ports are in use. The ISB200e will dynamically increase available bandwidth as needed, or ports can be split for Internet access and other modem functions at the same time.
o ISB300e -- Same product as the ISB200e except with three serial port connections to allow for up to three external modems. Maximum transfer rate is 690k when all three ports are in use. The ISB300e will dynamically increase available bandwidth as needed, or ports can be split for Internet access and other modem functions at the same time.
o ISB2LAN -- Designed specifically for shared Internet access, the ISB2LAN features "plug and play" installation and configuration. The ISB2LAN connects to a cable or xDSL modem through an Ethernet connection to accommodate high-speed data transmission. The maximum transfer rate of the ISB2LAN is 2.5mb. The ISB2LAN supports PPPoE, remote configuration, and provides VPN functionality.

         BUSINESS STRATEGY. Our intent is to become a leading provider of Internet sharing and firewall security devices in the high-speed broadband arena. We will accomplish our mission by completing the following tasks:

         o Continuing to interoperate with other high-speed backbone providers.
         o Satisfy Customers. We believe that the Internet access solutions currently offered by most personal computing and networking vendors continue to be relatively expensive, technically complex and generally unable to satisfy the unique requirements of the office market. Therefore, we believe the opportunity in the office market is significant and we intend to continue to focus our product development efforts, distribution strategies and support services to satisfy the specific requirements of the office market.
         o Internet-enabled business applications and services. We believe that in order to remain competitive, offices will experience an increasing need to access the Internet.
         o Continuing to integrate emerging access technologies into our products. Our products are designed to support all major Internet access technologies used by consumers, including analog, ISDN, xDSL and cable and wireless modems. We believe our strategy of developing products that are access technology independent will enable our installed and future customer base to benefit from the deployment of emerging broadband technologies. Further, we believe emerging broadband technologies will increase the demand in offices for shared Internet access solutions. Therefore, we intend to support the commercialization of new broadband technologies in the design of our product offerings and by pursuing partnering relationships with broadband technology providers while continuing to penetrate the existing market for our analog-based products.
         o Develop Strategic Alliances. In order to be apprized of industry trends, to be compatible with all emerging technologies, and to be recognized as a technologically savvy company, we have aligned ourselves with various industry leaders including Redback Networks, Copper Mountain Networks, and MasTec.

         SALES AND MARKETING OVERVIEW. Because of our limited working capital in the past, we have not had the resources to fully implement a marketing and sales force. In order to increase our revenues, we will have to develop a marketing and sales force with technical expertise and marketing capability. We intend the sales staff to be employed both on an independent contractor basis and as in-house employees.

         The market for our products is rapidly evolving. In developing our sales and marketing strategies we are focused on attracting users for our ISB network products. We believe that the principal competitive factors for companies seeking to use our type of products are facility and flexibility of use, reliability, low cost, quality customer service, and demographic focus.

         Our marketing and sales director is developing our customer base through an active sales and marketing campaign, primarily centered on building relationships with ISP's and Telcos. At present, we are concentrating our efforts in North America, but anticipate expanding geographically to Latin America.

         We will strategically locate sales engineers in North America. Each Territory will be comprised of a sales manager, and eventually, a sales team. Each territory sales manager will be responsible for specified current and target (ISP and Telco) customers, and will report to the President. Our focus will be the following:

o Increase Our ISPs and Telco Relationships. Unlike many of our competitors, who are targeting distributors and retailers, our strategy is to target ISPs and Telephone Companies. We believe they can target our ultimate consumer, the office and home users, far more efficiently and less expensively than we can through direct marketing or through the use of value added resellers and distributors.
o Become the Recommended Product. We believe we can become the "recommended" product among ISPs and telephone companies. Our brand name in the ISP and Telco markets is identified with easy-to-use, inexpensive, affordable, and flexible innovative shared Internet access solutions.

         (A)  Sales Strategy

         We rely primarily on direct sales to generate new customers and to maintain relationships with existing customers. At present, we have six sales representatives. With the funds generated by this offering, we intend to hire regional sales engineers. As our capacity and operations grow we will be hiring a Vice-President of Marketing and Sales to build a quality in-house direct sales force.

         (B)  Marketing Strategy

         We plan to utilize a variety of marketing techniques to generate awareness and inquiries.

o Magazine/Professional Journal/Newspaper Advertisement. We plan to advertise in major telecommunications and Internet magazines throughout the country using postcard inserts and other mail-in techniques to foster inquiries and to solicit sales.
o Trade Shows. Trade shows are a critical component for generating awareness because of their popularity among Internet users. Thousands of enthusiasts who surf the Net attend trade shows each year, as well as vendors and product manufacturers. We plan to participate in several annual local shows and events, as well national shows starting in fiscal year 2000. We estimate that the cost of exhibiting at a national trade show ranges from $75,000 to $150,000 and the cost of exhibiting at a local trade show is between $25,000 and 50,000.

o Website. We have a website (www.Nexland.com) where information about us and our services can be obtained. Users can also e-mail a request for contact by one of our sales representatives at Sales@Nexland.com. Interested parties can also call a toll-free number (888-NEX-5264)and request informational literature to be sent to them
o Cooperative Advertising. We intend to offer customers a rebate program for advertising our products in their desired medium
o Website Banner Advertising. We currently advertise on selected websites.

         (C)  Expansion Strategy.

              Our expansion strategy primarily consists of the following steps:

o Introduce New Products and Services. Our objective is to eventually become a leading provider of secured shared Internet access. We realize that in order to do so, we must be innovative in our product design and capabilities and must continually develop new collaborative management services. In addition, we will establish strategic relationships with leading technology developers and distribution alliances with system integrators, system vendors, consulting companies and Internet Service Providers.
o Expand through Acquisition. We operate in a highly fragmented segment of the Internet. This environment provides opportunities for a company of our size and capabilities to acquire similar smaller firms providing complementary services. Acquisition is a popular mechanism for building a diverse customer base through purchase, a grass-roots approach, which entails a large increase in overhead.

         COMPETITION. As with all markets growing at double-digit rates, competition for these potential revenues are numerous and formidable. We compete in several different markets, each having its own growth potential, expectations, customer base, and competitors. Some of these competitors may be affiliated with major international players and, as a result, are well financed and may present a formidable challenge. We compete on the basis of certain factors, including product features, time-to-market, ease of use, product, performance, product quality, user scalability, customer support and price. We cannot be certain that we will be able to compete with significant pricing pressure by our competitors.

         Our current and potential competitors offer a variety of competitive products, including shared Internet access devices such as the products offered by Linksys, RAMP Networks, Netopia and 3Com, and networking equipment such as routers and switches offered by companies such as Ascend, Cisco, 3com, Nortel and Intel.

         Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the shared Internet access market, we also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease, which could seriously harm our business.

         We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies as industry standards and customer requirements evolve that may supplant or provide lower cost alternatives to our products. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We cannot be sure that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive. As a result, we may not be able to compete effectively against our competitors. Our failure to maintain and enhance our competitive position within the market may seriously harm our business. Increased competition is likely to result in price reductions, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business. We cannot be certain that we will be able to compete successfully against current or future competitors or that competitive pressures will not seriously harm our business.

         Our potential competitors in the ISB market are as follows:

o        Ramp Networks, Inc.
o        Flowpoint
o        WebBeedle
o        Cayman Systems
o        Sonic Wall
o        Netopia
o        Linksys
o        Nortel
o        Macsense
o        UMAX

         We believe that we have several advantages over these competitors, including:

o we offer one of the only NAT routers with IPSec VPN pass-through support and have a patent pending on this technology
o we enjoy a time-to-market advantage and are therefore will positioned to capture a large percentage of early adopters, which are generally among the heaviest users
o we have established strategic alliances with major technology companies.
o        we are cost competitive
o        our products combine features of various competitors
o we developed one of the first PPPoE routers. the other party, and the assignee shall pay the assignor 20% of the gross value of the contract

         On November 17, 1999, we entered into a Mutual Non-Competition Agreement with Nexland, S.A. a French corporation, owned by several of our affiliates. We have an option to purchase Nexland France under the following terms:

o        a five year non-competition period
o        Nexland France shall have exclusive sales rights to Europe
o we shall have exclusive sales and marketing rights to the rest of the world
o if either party sells into the other's territory, the sales contracts shall be assigned to the other party, and the assignee shall pay the assignor 20% of the gross value of the contract
o the option is exercisable any time prior to November 16, 2004 at a price to be determined by a French accounting firm.

         INTELLECTUAL PROPERTY. We rely and intend to rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained registered trademarks for "Nexland" and "The Internet Sharing Box" with the U.S. Patent and Trademark Office. We have one patent pending relating to technology incorporated in our ISB family of products, consisting of an algorithm that allows the VPN IPSec encrypted protocol to pass through our NAT routers, thus securing the communication from unintended third parties. In addition, we design and implement proprietary coded "firmware" which is designed to make the ISB products function.

         We cannot assure you that others will not independently develop similar or competing technology. We also intend to enter into confidentiality agreements with our employees and consultants, and control access to and distribution of our documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We cannot assure you that these precautions will prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult, and we cannot assure you that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

         Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to modem and networking technology. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. We expect that we may increasingly be subject to infringement claims as the numbers of products and competitors in the office market for shared Internet access solutions grow and the functionality of products overlaps. In addition, we cannot assure you that third parties will not assert additional claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.

         EMPLOYEES. As of March, 2000, we employed four persons, including one in operations, one in sales and marketing, and two in customer support, engineering, research and development. We also employ a number of commissioned sales representatives. None of our employees is represented by a labor union and we have experienced no work stoppages to date. We believe our employee relations are good.

ITEM 2.  PROPERTIES

         We currently lease offices located at 1101 Brickell Avenue, Suite 702, Miami, Florida 33131 consisting of 1035 square feet of corporate office space for $1,900 per month plus tax. Our inventory is located in a bonded warehouse in Miami, Florida, near the Miami International Airport, containing more than 10,000 square feet, with a cost of approximately $300 per month. We are currently under month to month leases on both locations. We do not believe that we will experience difficulty in locating alternate space should the need arise. Our telephone number (305) 358-7771.

ITEM 3. LEGAL PROCEEDINGS

         The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation. None of the Officers and Directors have been convicted of a felony or none have been convicted of any criminal offense, felony and misdemeanor relating to securities or performance in corporate office. To the best of the knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the NASDAQ over-the-counter bulletin board market under the symbol "XLND." There has been trading in our common stock since December 23, 1999.

         The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for the common stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

     QUARTER ENDING                     HIGH/BID                  LOW/BID
     FISCAL YEAR 1999

     December 1999                       $7.125                     $4.00

         On April 11, 2000, the closing trade price of the common stock as reported on the OTC Bulletin Board was $4.562. As of such date, there were approximately 398 holders of record of our common stock.

         VOLATILITY AND FLUCTUATION OF OUR COMMON STOCK. The price of our common stock and Internet and Telecommunication stock in general, is highly volatile. During the period from December 23, 1999 to March 27, 2000, the bid and ask price of our common stock has ranged from a high of $8.00 to a low of $4.00. This volatility may negatively impact the liquidity and value of your shares. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

o The number of shares in the market at the time as well as the number of shares we may be required to issue in the future, compared to the market demand for our shares.
o        Our performance and whether or not we meet our projections.
o        General economic and market conditions.
o        Quarterly fluctuations in results of operations.
o        The commencement of or major developments in litigation.
o Announcement of key developments or new products or services by competitors.
o        Announcement and market acceptance of acquisitions
o        Changes in earnings estimates by analysts.

o Press coverage of favorable or unfavorable developments in our business.
o        Loss of key personnel.
o        Changes in accounting principles or policies.
o        Sales of common stock by existing stockholders.
o        Economic and political conditions

         The market price for our common stock may also be affected by our inability to meet analysts' expectations. Any failure to meet these expectations, even slightly, could have an adverse effect on the market price of our common stock.

         In addition, the market prices of securities issued by many companies may change for reasons unrelated to the operating performance of these companies.

         Following periods of volatility in the market price of other companies' securities, class action securities litigation has often been instituted. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business.

         DIVIDEND POLICY. We have not declared or paid cash dividends on our Common Stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors, and will depend upon a number of factors, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business, general business conditions and such other factors as the Board of Directors may deem relevant.


ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below has been derived from our financial statements, which have been examined by Williams & Webster, Certified Public Accountants found at the end of this report. You should read the information in conjunction with all other financial information and analysis in this report. Please don't assume that the results below indicate results we'll achieve in the future, that we will ever have material revenues or that our operations will be profitable.

Balance Sheet Data
                                                         1997[1]                 1998[1]           1999[1]
                                                         ----                   --------           -------
Current Assets..................................       $ 9,540                  $ 7,666          $ 139,295
Total Assets....................................        14,776                   11,906          1,467,496
Current Liabilities.............................           200                   97,232            269,553
Long-term debt..................................           -0-                      -0-            201,917
Stockholders' Equity (deficit) [2]..............        14,576                  (85,326)           996,564





  Total Liabilities
    & Stockholders' Equity......................        14,776                   11,906          1,467,496
Net Tangible Book Value Per Share [3]...........           Nil                      Nil                Nil

Statement of Operations
                                                        1997                    1998                 1999
                                                       -----                    ----                 ----
Revenues .......................................     $   -0-               $     -0-             $  263,338
Cost of Revenues................................         -0-                     -0-                129,311
Operating Expenses .............................      53,324                  99,902                273,662
Net Income (Loss)...............................     (53,324)                (99,902)              (139,635)
Net Income (Loss) per share[3]                           Nil                     Nil                    Nil
Balance Sheet Data:
  Working Capital (deficit).....................     $ 9,340               $ (89,566)            $ (130,258)
  Total Assets .................................      14,776                  11,906              1,467,496
  Long-term Debt................................         -0-                     -0-                201,917
  Stockholders' equity (deficit)................      14,776                 (85,326)               996,026

[1] Includes the financial information of Nexland LP, the predecessor organization until November 15, 1999. From August 1997 to November 15, 1999, all of the operations were conducted through Nexland LP. Nexland Fla. was dormant during that period.

[2] For 1997 and 1998, Stockholder's Equity is actually partners capital of Nexland LP and the equity of Nexland Fla.

[3] In the acquisition of Nexland LP and Nexland Fla., the allocated 29,500,000 shares for the interests of the partners in the partnership and the original shares by Nexland Fla., are used as the net stock outstanding. For 1997 and 1998, these shares are considered as outstanding for purposes of comparison.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         OVERVIEW. The following is a discussion of certain factors affecting our results for the past three fiscal years ending December 31, 1999 and our liquidity and capital resources. We are a provider of easy-to-use, reliable and affordable shared Internet access solutions for the home and small office market. Our ISB family of products allows multiple users in an office or home environment (or comparable arrangement) to share the same Internet connection simultaneously while optimizing each user's access speed, and providing a secure firewall. Our ISB product family is a flexible and scalable platform that provides firmware-based routing and functionality to deliver Internet-enabled applications and services. Our products support existing analog phone lines, as well as ISDN and emerging access technologies such as xDSL and cable modems. Our products enable multiple users to securely access the Internet simultaneously with complete firewall security.

         We earn revenue primarily from product sales to ISPs, value added resellers and telephone companies, which in turn resell or provide a premium service to their customers seeking shared internet access and security. Our product sales prices range from $199 to $349, depending upon the type of product each customer selects. Customers generally pay us directly on a 30 day delayed basis for these products. From time to time we have also generated revenue from the sale of traditional networking products.

         Our costs and expenses primarily fall into the following categories:

o        Cost of Contract Manufacturing;
o        Sales and marketing;
o        General and administrative;
o        Amortization and depreciation
o        Research and Development

         We expect these expenses to increase over time to support our growing customer base. Our operating expenses also include employee salaries and benefits, equipment costs, office rent and utilities and customer service and technical support costs. We expect customer service and support expenses to increase over time to support new and existing subscribers.

         Our sales and marketing expenses to date have been minimal due to the start of our operations. We expect those expenses to increase as we implement our business plan in the coming year. We anticipate those expenses to include advertising and commissions and bonuses paid to our sales and marketing personnel. We also anticipate hiring additional sales and marketing personnel to assist us in our rapid growth plans.

         We plan to look at certain employment agreements currently in place to determine the need, if any for modification. We also plan to implement our employee stock compensation/option plan that will attract new employees, retain current employees, and will not be disproportionate to our income from operations.

         Our general and administrative expenses consist primarily of administrative staff and related benefits. We expect our general and administrative costs to increase to support our growth.

         Our amortization and depreciation expense primarily relates to our equipment and is based on the estimated useful lives of the assets ranging from three to five years using the straight-line method for the equipment. Depreciation expense is expected to increase as we place in service equipment already purchased and as we acquire additional equipment to support our intended growth.

         REVERSE SPLIT. Unless otherwise stated, all share and per share information contained in this report gives retroactive effect to a 1-for-250 reverse split of all outstanding shares of our common stock.

         RESULTS OF OPERATIONS. The discussion of our historical results set forth below addresses our historical results of operations and annual conditions as shown on our Financial Statements for the fiscal year ended December 31, 1999, as compared to the fiscal year ended December 31, 1998. However, this information is not necessarily indicative of our operating results since we had no significant operations until November 17,1999, when we acquired Nexland Inc. (Florida) in a reverse acquisition merger, and began our Internet related operations. Furthermore, for comparison purposes, the information for the predecessor companies, Nexland LP and Nexland, Inc. (Florida) for 1998 and part of 1999 are included in the comparable numbers.

         For Years Ending December 31, 1999 and 1998:

                  (1) Revenues. For the years ended December 31, 1999, we had $263,338 in revenue consisting primarily of product sales. During 1998, the Company and its predecessors recognized no revenues and were still developing their products and market. The increase in customer revenues is primarily due to long sales cycle and the Company will be adding additional sales positions to continue the expansion of sales.

                  (2) Expenses and Net Loss From Operations. Cost of product sales for the year ended December 31, 1999 was $129,311. Actual product sales did not begin until January 1999, so there are no comparable costs of product for 1998.

                  Advertising expenses for the year ending December 31, 1999 were $10,364 which compares to 3,354 for the same period in 1998. The increase represents the additional advertising used to promote sales in 1999.

                  Salary expense increased to $42,302 from $17,091 as compared to the year ended December 31, 1999 to the year ended December 31, 1998. The increase was due to increased activities of the Company.

                  General and administrative expenses consist primarily of office and equipment rent, costs associated with operating our offices, such as telephones, utilities and supplies, insurance and professional fees, such as legal, accounting and consulting. These expenses increased to $201,661 for the year ended December 31, 1999 as compared to $75,729 for the year ended December 31, 1998, primarily as a result of our start-up activities and beginning minimal operations.

                  Depreciation and amortization for the year ended December 31, 1999 increased to $10,008 from $1,528 for the year ended December 31, 1998. The increase was due to our placing in service equipment during the year ended 1999 and the amortization of intangible assets trademarks acquired as part of the reverse accounts on November 17, 1999.

                  (3) Interest expense. For the months ended December 31, 1999 increased to $9,327 from $2,200 for the year ended December 31, 1998 due to the accrual of interest on the note payable to stockholder.

                  (4) Income From Operations. These activities resulted in a net loss for the year ended December 31, 1999 of $33,400 for Nexland, Inc. and $106,235 for the predecessor Nexland LP.

         LIQUIDITY AND CAPITAL RESOURCES.

         (A) Sources of Cash

         Since our inception, we have relied principally upon the proceeds of private equity financings/loans to fund our working capital requirements and capital expenditures. We have generated only minimal revenues from operations to date.

         Although we cannot accurately predict the precise timing of our future capital, we estimate that we will need to expend approximately $2,000,000 on new product, increasing the Company's sales force and additional research and development. In addition, our present operating costs are approximately $35,000 per month and we expect to have operating costs of approximately $100,000 per month by the third quarter of 2000.

         Upon organization, Windstar sold 1,992,000 shares of our Common Stock to nineteen persons and two corporations for $44,450 in cash and property. The cash has been used for organizational matters and initial start-up.

         If we are unable to obtain necessary additional capital, we may be required to change our proposed business plan and decrease our planned operations, which would have a material adverse effect upon our business, financial condition, or results of operations.

         As part of the employment agreement dated November 11, 1997, the Company sold Fred R. Schmid, pursuant to a Stock Purchase Agreement, 540,000 shares of Common Stock at a purchase price of $10,000, which has been paid to the Company. The agreement also provides an option for the purchase of 160,000 shares at an exercise price of $2.50 per share and 160,000 shares at $5.00 per share for a period of ten years. On July 29, 1998, the $2.50 option price was reduced to conform to the offer made to the Class A warrant holders to $1.00 per share to reduce the exercise price for a specific time period.

         The Company must obtain additional capital in order to fully develop its business plan. The Company intends to raise additional capital through the exercise of the Class A and Class B Warrants for shares of Common Stock, loans, and/or to enter into arrangements for such purposes with third parties. There is no assurance that the Company will be able to raise such additional capital or that, if available, the terms of such financing will be commercially acceptable to the Company. The Company has no significant operating history. The foregoing reflects the 1 for 250 share reverse stock split that took place on April 15, 1998.

         (B) Capital Expenditures. Our net capital additions were $225 in 1999, for computer equipment. During 2000, the Company anticipates spending $20,000 for a phone system and computers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity

         Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transaction in foreign currencies during the year ended December 31, 1999 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date, however, we may do so in the future

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each Officer and Director of the Company:

Name                                Age              Position                           Term
----                                ---              --------                           ----
Gregory S.  Levine                  33               President/ Chairman of             1999-2000
                                                     the Board of Directors

Richard G. Steeves                  60               Secretary and Director             1999-2000

         (A) Term of Office

         The terms of office of the current directors continue until the annual meeting of stockholders, which the Bylaws provide shall be held on the third Friday of November of each year; officers are elected at the annual meeting of the board of directors, which immediately follows the annual meeting of stockholders.

         (B) Director and Key Employee Backgrounds

         Gregory Scott Levine, 33, President and Board Chairman, received his Bachelor of Arts Degree in Speech Communication and English Writing from the University of Florida 1989, and attending Capital Law and Graduate Center in Columbus, Ohio without receiving a degree. After leaving law school in 1991, Mr. Levine entered the computer industry by taking the Purchasing Manager position with All Exim, Miami, Florida, where he was employed until 1995. In 1995 to 1997, Mr. Levine worked as a consultant In 1997, Mr. Levine was hired as the Business Unit Manager for Mass Storage and Components for Computer 2000/AmeriQuest Technologies where he supervised the business unit and was associated with the development of the OEM Memory Broker Desk In 1998, when C2000 sold AmeriQuest, Mr. Levine opened his own consulting firm, the HG America Group, Inc. It served major industry telcos (AT&T, GTE, Bell Atlantic) with internet sharing and firewall products. Mr. Levine operated HG America Group, Inc. until he joined Nexland in December, 1998. None of Mr. Levine's prior employers are affiliated with the Company.

         Richard George Steeves, 60, is Secretary and a member of the Board of Directors. Mr. Steeves has been a member of our Board of Directors since November 1996 and from 1997 to 1999, has been our Treasurer and Chief Financial Officer. Since August 1994, Mr. Steeves has been the President and a member of the Board of Directors of JOHSTE, Inc., an Illinois corporation. JOHSTE, Inc. consults with companies on business management. Since April 1993, Mr. Steeves has been the President and a member of the Board of Directors of Sandaz Corporation, a Nevada corporation. Sandaz Corporation is a natural resources company. Since April 1993, Mr. Steeves has been the President and a member of the Board of Directors of RGS Services, Inc., an Illinois corporation. RGS Services, Inc. consults with companies on business management, transportation and taxes. Mr. Steeves received a B.A. from Hampton Institute, Hampton, Virginia. None of Mr. Steeves' prior employers are affiliated with the Company.

         (C) Section 16(a) Beneficial Ownership Reporting Compliance.

          No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under
Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and ten percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION


                                                 SUMMARY COMPENSATION TABLE



                               Annual Compensation                      Long-Term Compensation
                                                                         Awards        Payouts
 (A)                   (B)    (C)       (D)        (E)                    (F)             (G)            (H)          (I)
Name &                                             Other               Restricted     Securities
Principal                                          Annual                Stock        Underlying        LTIP        All other
Position              Year   Salary    Bonus    Compensation(3)          Awards         Options        Payouts    Compensation
--------              ----   ------    -----    ---------------          ------         -------        -------    ------------
Greg Levine
 President       1999-2000  $100,000[1]  -0-         -0-                    -0-           -0-             -0-           -0-

Richard G.       1999-2000
 Steeves,                          $[5]  -0-         -0-                    -0-           -0-             -0-           -0-
 Secretary

Fred Schmid      1999-2000
Former Chief
Executive
Officer and
President                           7,500[3]    226,885[2]             320,000[4]        -0-             -0-           -0-

[1] Mr. Levine's base compensation increases to $150,000, upon the Company raising at least $1,000,000 in debt or equity financing.

[2] We entered into a three (3) year employment agreement with our former president, Fred R. Schmid, effective November 11, 1997. Since salary was not paid, compensation and interest accrued in the approximate amount of $136,422 which was converted into 136,422 (plus 20,463 penalty shares) shares of our common stock and is being registered in this offering. In April, 1999, the employment agreement was terminated and replaced with a consulting agreement which compensated Mr. Schmid at the rate of 10,000 shares per month. By November, 1999, Mr. Schmid had accumulated 70,000 additional shares of our common stock.

[3] The April 1997 consulting agreement, and Mr. Schmid, in his capacity as CEO and president, were terminated in November, 1999, as a result of our merger with Nexland Fla. and replaced with a new two year consulting agreement with compensation at the rate of 15,000 common shares, quarterly, half of which was earned in 1999.

[4] The November 11, 1997 employment agreement also provided Mr. Schmid an option for the purchase of 160,000 shares at $2.50 per share and 160,000 shares at $5.00 per shares for a period of ten years. On July 29, 1998, the $2.50 option price was reduced to conform with the offer granted to the Warrant holders to exercise the Class A Warrants at a reduced price of $1.00 for a specific time period. In February, 2000, Mr. Schmid exercised 160,000 of these options, the underlying shares are covered by this registration statement.

[5] Mr. Steeves is compensated at the rate of $50.00 per hour

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 27, 2000 as to (i) each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii)each of the executive Officers, and (iv) all directors and executive officers of the company as a group.

         For the purpose of this table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2000. Shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

         Percentage of shares beneficially owned is based on 34,308,916 shares of common stock outstanding as of January 2000.

Name and Address
of Beneficial Owner [6]                    Number of Shares               Percent of Class [7]
-------------------                        ----------------               --------------------
BH Investor Group, LLC[1]                    12,611,250                        36.8
P.O. Box 3783,
Hallandale, Fla 33008

Andre Chouraqui                               5,044,500                        14.7
Barker Road #2, House #9
The Peak, Hong Kong

Fast-Access Group, LLC [2]                    5,044,500                        14.7
P.O. Box 9096
Daytona Beach, Fla. 32120

Broadband Investor Group, LLC[3]              2,602,500                         7.6
P.O. Box. 693267
Miami, Fla. 33169

High-Speed Venture, LLC[4]                    2,522,250                         7.4
P.O. Box 693267
Miami, Fla. 33169

Richard G. Steeves[5]                            10,466                      0.0003
1911 E. Meadowlake Drive
Mahomet, Ill. 61586

All directors and executive                   2,612,966                         8.0
officers as a group

-------------------------------

[1] this entity is controlled by Israel Daniel Sultan

[2] this entity is controlled by Laurent Solomon

[3] this entity is controlled by Greg Levine, our president

[4] this entity is controlled by Yves Many

[5] Richard Steeves is our Secretary and a director of the Company

         To the knowledge of management, there are no present arrangements or pledges of securities of the Company, which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A) Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000 other than the following:

         (1) On November 11, 1997, we granted Schmid an option to purchase up to 160,000 shares of Common Stock at a purchase price ranging between $1.00 and $2.50(which was subsequently reduced to between $0.25-2.50) per share. The option period commenced on the second anniversary of the date of this Agreement and ending ten years after the second anniversary date. The Company estimates that substantially all of these options will be exercised during the contractual period. In addition, the Company granted Schmid an option to purchase an additional 160,000 shares of Common Stock at a purchase price of $5.00 per share. The option period commences on the third anniversary date of this Agreement and ends ten years after the third anniversary date. In February 2000, 160,000 options were exercised at $1.00 per share and the underlying shares are covered by this registration statement.

         (2) On November 3, 1999, Nexland Fla., obtained an option, including a right of first refusal, to purchase all of the issued and outstanding shares of Nexland France. The option will expire on June 30, 2000. The purchase price is to be determined by an independent valuation conducted by a French accounting firm and be mutually acceptable to both parties. Nexland France is controlled, by Israel Daniel Sultan, Andre Chouraqui, and Yves Many, all of whom are principal shareholders of our company. In consideration of the option and right of first refusal, these three individuals received a total of 1,584,000 of our common shares

         (3) On November 17, 1999 we entered in a consulting agreement with Fred Schmid, our former CEO and president. The agreement provides for the following:

o        15,000 common shares quarterly, payable in arrears
o two year term subject to automatic renewal unless 30 day notice not to renew
o consultant is to provide consulting services regarding the raising of capital
o        consultant is subject to the customary confidentiality restrictions

         (4) On January 18, 1999, we executed a Cooperation Agreement with Smerwick Ltd., a Hong Kong corporation located in Taiwan, in a non-arms length negotiation. Smerwick's principal owners are two of our principal shareholders, Laurent Solomon and Andre Chouraqui. Smerwick coordinates all of our manufacturing efforts, inspects our products, consolidates and organizes our shipments, and handles our exports prior to leaving Taiwan. Smerwick acts as our dealer by purchasing our requirements from the manufacturer and reselling the products to us at a 3% markup. The Cooperation Agreement is cancelable on 30 days notice.

         (5) On September 15, 1999, we confirmed a technology sharing agreement with Nexland France, making their research and manufacturing facilities available to us.

         (6) On November 17, 1999, we acquired, in a reverse acquisition transaction, Nexland Fla. whose principal shareholders now own approximately 81.2% of our common shares. As a condition of the transaction, we have agreed to register under cover of this registration statement, approximately 300,635 shares of certain of our creditors, Fred R. Schmid and Erik Nelson. Included in these shares are 39,213 shares issued due a 5% penalty provision resulting from the late filing of this registration statement

         (7) On March 14, 2000, we entered into a five year Consulting Agreement with Nexland France, which provides for the following:

o $175,000 per annum consulting fee to commence when we obtain at least $1,000,000 in financing
o the consulting services will be performed by Israel David Sultan, Nexland LP's founder, and one of our principal shareholders
o we may terminate without cause after December 31, 2001, other than in connection with a change of control, in which case the consultant shall receive one year severance pay
o should consultant be terminated, without cause, 90 days prior, or one year subsequent, to a change of control, consultant shall be entitled to twice its annual fee. "Change of control" is defined as any person or group (as defined by the Securities Exchange Act of 1934) obtaining 50% or more of our voting securities, or a restructuring of the Company

         (8) As of December 31, 1999, we are obligated to one of our principal shareholders, Israel Daniel Sultan, on unsecured cash loans in the amount of $189,218.45. The loans are evidenced by demand promissory notes, which bear interest equal to the applicable federal rate, and are subject to adjustment on August 1, 2000. The notes are all payable on demand.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

(1)Financial Statements:

         Balance Sheets, Statements of Operation, Statements of Stockholders' Equity, Statements of Cash Flows and Notes to Financial Statements.

         (1) Proforma Combined Statements of Operations, Proforma Balance Sheets and Proforma Combined Statements of Operations.

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (2)      Exhibits:

         The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

         The following documents are incorporated herein by reference from the Registrant's Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "Commission"), Commission file #333-3074 on April 1, 1996 and declared effective by the Commission August 16, 1996:

Number    Document
------    --------

3.1      Articles of Incorporation.

3.2      Amended Articles of Incorporation.

3.3      Bylaws of the Company.

4.1      Specimen certificate for Common Stock.

4.2      Specimen certificate for Class A Redeemable Warrants.

4.3      Specimen certificate for Class B Redeemable Warrants.

         The following documents are incorporated herein be reference from the Registrant's Form 10-K Annual Report for the period ended December 31, 1997:

99.1     Stock Purchase Agreement.

99.2     Employment Agreement with Fred Schmid.

         The following documents are incorporated herein be reference from the Registrant's Form 10-K Annual Report for the period ended December 31, 1998:

3.3      Amended Articles of Incorporation dated December 31, 1997.

3.4      Amended Articles of Incorporation dated April 15, 1998.

         The following documents are incorporated herein be reference from the Registrant's Post Effective Amendment 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "Commission"), Commission file #333-3074 on June 17,1998 and declared effective by the Commission June 19,1998:

3.3      Amended Articles of Incorporation dated December 31, 1997.

3.4      Amended Articles of Incorporation dated April 15, 1998.

     The following documents are incorporated herein be reference from the Registrant's Form 8-K Report filed on December 3, 1999:

2.       Acquisition Agreement and Exhibits attached thereto

         The following documents are incorporated by reference from the Registrant's Post-Effective Amendment 2 to Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "Commission"), Commission file #333-3074 on April 3, 2000 and not yet declared effective.

27       Financial Statements December 31, 1999, 1998 and 1997

10.1     March 14, 2000, Consulting Agreement between Nexland S.A. and the
         Company

10.2 November 17, 1999, Mutual Non-Competition Agreement between Nexland, S.A. and the Company

10.3 November 17, 1999 Co-Operation Agreement between Smerwick, Ltd. and the Company

5        Consent and Opinion of Allan M. Lerner, P.A.

23       Consent of Allan M. Lerner, P.A. (contained in Exhibit 5)

23.1     Consent of Williams & Webster, P.S., CPA

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   April 12, 2000


Nexland, Inc.
                               By:  /s/ Gregory S. Levine
                               ---------------------------------
                                    Gregory S. Levine, President

                                  NEXLAND, INC.
                              Financial Statements

                               December 31, 1999,
                                  1998 and 1997










                            WILLIAMS & WEBSTER, P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                          W. 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

                                  NEXLAND, INC.


                                TABLE OF CONTENTS



INDEPENDENT AUDITOR'S  REPORT                                            1

FINANCIAL STATEMENTS

         Balance Sheets                                                  2

         Statements of Operations                                        3

         Statements of Stockholders' Equity                              4

         Statements of Cash Flows                                        5

NOTES TO FINANCIAL STATEMENTS                                            6

SUPPLEMENTAL INFORMATION                                                 14-17

                                  [LETTERHEAD]

                            Williams & Webster, P.S.

Board of Directors
Nexland, Inc.
Miami, Florida
                          Independent Auditor's Report
                          ----------------------------

We have audited the accompanying balance sheets of Nexland, Inc. as of December 31, 1999, 1998 and 1997 and the related statements of operations and stockholders' equity, and cash flows, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexland, Inc. as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company's significant losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The proforma financial statements on pages 15 through 17 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Williams & Webster, P.S.
----------------------------
Williams & Webster, P.S.
Spokane, Washington
March 13, 2000

NEXLAND, INC.
BALANCE SHEETS


                                                            December 31,   December 31,   December 31,
 A S S E T S                                                    1999           1998           1997
                                                            ------------   ------------   ------------

     CURRENT ASSETS
         Cash                                               $       4,231   $          -   $          -
         Accounts receivable                                       78,597              -              -
         Receivable from affiliated partnership                         -          2,900          2,900
         Inventory                                                 56,467              -              -
         Investment in Nexland LP                                       -            100            100
                                                            -------------   ------------   ------------
     TOTAL CURRENT ASSETS                                         139,295          3,000          3,000
                                                            -------------   ------------   ------------

     PROPERTY AND EQUIPMENT
         Furniture and equipment                                    8,434              -              -
         Less:  accumulated depreciation                           (3,659)             -              -
                                                            -------------   ------------   ------------
     TOTAL PROPERTY AND EQUIPMENT                                   4,775              -              -
                                                            -------------   ------------   ------------

      OTHER ASSETS
         Escrow and security deposits                               3,180              -              -
         Trademarks, net of amortization                        1,320,246              -              -
                                                            -------------   ------------   ------------
      TOTAL OTHER ASSETS                                        1,323,426              -              -
                                                            -------------   ------------   ------------

         TOTAL ASSETS                                       $   1,467,496   $      3,000   $      3,000
                                                            =============   ============   ============

L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

     CURRENT LIABILITIES
         Accounts payable                                   $     196,061   $          -   $          -
         Accrued expense                                           53,939              -              -
         Notes payable                                             19,553
                                                            -------------   ------------   ------------
     TOTAL CURRENT LIABILITIES                                    269,553              -              -
                                                            -------------   ------------   ------------

     LONG-TERM LIABILITIES
         Notes payable, related parties                           201,917              -              -
                                                            -------------   ------------   ------------
     TOTAL LIABILITIES                                            471,470              -              -
                                                            -------------   ------------   ------------

     COMMITMENTS AND CONTINGENCIES                                      -              -              -
                                                            -------------   ------------   ------------
     STOCKHOLDERS' EQUITY
         Preferred stock, 10,000,000 shares authorized,
            $0.0001 par value; no shares outstanding                    -              -              -
         Common stock, 50,000,000  shares authorized,
            $0.0001 par value; 34,094,703, 4,425,000
            and 4,425,000 issued and outstanding, respectively      3,410            443            443
         Additional paid-in capital                             1,026,016          2,557          2,557
         Accumulated deficit                                      (33,400)             -              -
                                                            -------------   ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                                   996,026          3,000          3,000
                                                            -------------   ------------   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   1,467,496   $      3,000   $      3,000
                                                            =============   ============   ============

   The accompanying notes are an integral part of these financial statements

NEXLAND, INC.
STATEMENTS OF OPERATIONS

                                                              Year                  Year                   Year
                                                             Ending                Ending                 Ending
                                                          December 31,          December 31,           December 31,
                                                              1999                  1998                   1997
                                                         -------------          ------------           ------------
R E V E N U E S                                         $       67,057          $          -           $         -

COST OF REVENUES                                                34,175                     -                     -
                                                        --------------          ------------           -----------
GROSS PROFIT                                                    32,882                     -                     -
                                                        --------------          ------------           -----------

E X P E N S E S
      Advertising                                                  200                     -                     -
      Professional services                                     20,020                     -                     -
      Selling and administrative                                44,356                     -                     -
                                                        --------------          ------------           -----------
          TOTAL OPERATING EXPENSES                              64,576                     -                     -
                                                        --------------          ------------           -----------
OTHER INCOME AND (EXPENSE)
      Interest                                                  (1,706)                    -                     -
                                                        --------------          ------------           -----------

NET LOSS BEFORE INCOME TAXES                                   (33,400)                    -                     -

INCOME TAXES                                                         -                     -                     -
                                                        --------------          ------------           -----------

NET LOSS                                                $      (33,400)         $          -           $         -
                                                        ==============          ============           ===========

      Basic and diluted loss per common share           $     nil               $     nil              $    nil
                                                        ==============          ============           ===========

      Basic and diluted weighted average number of
          common stock shares outstanding               $   11,652,143          $  4,425,000           $ 4,425,000
                                                        ==============          ============           ===========

   The accompanying notes are an integral part of these financial statements

NEXLAND, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Common Stock                                                 Total
                                                   Number                       Additional       Accumulated       Stockholders'
                                                  of Shares        Amount     Paid-in Capital      Deficit            Equity
                                                  ---------        ------     ---------------    -----------       -------------
Issuance of common stock in December, 1997
      for cash at $1.00 per share                  4,425,000      $    443       $   2,557        $        -        $    3,000

Income (Loss) for year ending December, 1997               -             -               -                 -                 -
                                                  ----------      --------       ---------        ----------        ----------
      Balance at December 31, 1997                 4,425,000           443           2,557                 -             3,000


Income (Loss) for year ending December, 1998               -             -               -                 -                 -
                                                  ----------      --------       ---------        ----------        ----------
      Balance at December 31, 1998                 4,425,000           443           2,557                 -             3,000


Stock exchanged for the acquisition of
      Nexland LP                                  25,075,000         2,508          14,492                 -            17,000

Stock exchanged in reverse acquisition of
      Windstar Resources, Inc. by Nexland Inc.     4,594,703           459       1,008,967                 -         1,009,426

Net loss for year ending December 31, 1999                 -             -               -           (33,400)          (33,400)

                                                  ----------      --------       ---------        ----------        ----------
      Balance at December 31, 1999                34,094,703      $  3,410      $1,026,016        $  (33,400)       $  996,026
                                                  ==========      ========       =========        ==========        ==========

   The accompanying notes are an integral part of these financial statements

NEXLAND, INC.
STATEMENTS OF CASH FLOWS

                                                                             Year                    Year               Year
                                                                            Ending                  Ending             Ending
                                                                         December 31,            December 31,       December 31,
                                                                             1999                    1998               1997
                                                                       -----------------       -----------------  -----------------
Cash flows from operating activities:
      Net income (loss)                                                $         (33,400)      $               -  $               -
      Adjustments to reconcile net loss
          to net cash provided (used) by operating activities:
               Depreciation and amortization                                       8,292                       -                  -
          Decrease (Increase) in:
               Accounts receivable                                               (25,608)                      -                  -
               Inventory                                                          34,071
          Increase (Decrease) in:
               Accrued expenses                                                    6,724                       -                  -
                                                                       -----------------       -----------------  -----------------

          Net cash used by operating activities                                   (9,921)                      -                  -
                                                                       -----------------       -----------------  -----------------

Cash flows from investing activities:
      Loans to Nexland LP                                                              -                       -             (2,900)
      Investment in Nexland LP                                                         -                       -               (100)
                                                                       -----------------       -----------------  -----------------

      Net cash used by investing activities                                            -                       -             (3,000)
                                                                       -----------------       -----------------  -----------------
Cash flows from financing activities:
      Proceeds from common stock issued                                                -                       -              3,000
      Acquisition of Nexland LP                                                   12,476                       -                  -
      Reverse acquisition of Wingstar Resources, Inc.                              1,675                       -                  -
                                                                       -----------------       -----------------  -----------------
      Net cash provided by financing activities                                   14,151                       -              3,000
                                                                       -----------------       -----------------  -----------------

Net increase (decrease) in cash                                                    4,230                       -                  -

Cash, beginning of period                                                              -                       -                  -
                                                                       -----------------       -----------------  -----------------

Cash, end of period                                                    $           4,230       $               -  $               -
                                                                       =================       =================  =================

SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest and income taxes:
          Interest expense                                                            -                        -                  -
                                                                       =================       =================  =================
          Income taxes                                                                -                        -                  -
                                                                       =================       =================  =================

    The accompanying notes are an integral part of these financial statements

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations
--------------------
Nexland, Inc. (hereinafter "Nexland") was incorporated on December 4, 1994 under the laws of the State of Florida. From inception until November 17, 1999, Nexland was inactive. On November 15, 1999, the partners of Nexland Limited Partnership assigned all rights, title and interest in partnership assets to Nexland, Inc. in exchange for 17,000 common stock shares of Nexland, Inc. Nexland LP was formed on September 25, 1997. The activities of the Partnership are reflected in the proforma financial statements. The Company is engaged in the production of internet sharing boxes.

Subsequent to November 17, 1999, Nexland, Inc. exchanged its stock in a merger-acquisition with Windstar Resources, Inc. See Note 9.

WindStar Resources, Inc. ("the Company") was incorporated on March 22, 1995, under the laws of the State of Arizona under the name of Turtleback Mountain Gold Co., Inc. to conduct business in the fields of mineral exploration, construction and mining. WindStar Resources, Inc. has been in development stage since inception and had not realized any significant revenues from its planned operations. At November 17, 1999, WindStar Resources, Inc. discontinued all mineral exploration, construction and mining operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
-------------------
Nexland uses the accrual basis of accounting in accordance with generally accepted accounting principles.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising
-----------
Advertising costs are charged to operations in the year incurred.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance which do not extend the useful life of the related asset are expensed as incurred.

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets
-------------------------------
The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

Income Taxes
------------
No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Basic and Diluted Earnings Per Share
------------------------------------
In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

Revenue and Cash Recognition
----------------------------
Revenues and cost of revenues are recognized when services and products are furnished or delivered.

Intangibles
-----------
Intangible assets consist of trademarks pending. Trademarks are amortized using a straight-line method over twenty years.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

Major additions and betterments are capitalized. Costs of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations.

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost or market, with cost being determined on a first-in-first out basis.

Inventories at December 31, 1999 consist of finished goods. The Company had no inventories at December 31, 1998 or 1997.

NOTE 5 - LEASE COMMITMENT

Nexland leases commercial office space in Miami, Florida on a month-to-month agreement. The monthly rent is $3,000. The Company is currently negotiating a lease for a new location.

NOTE 6 - INTANGIBLE ASSETS

On November 15, 1999, trademarks totaling $211,562 were transferred from Nexland LP to the Company in connection with the transfer of Partnership assets to the Company. The amount of $211,562 represents the excess of fair market value of assets transferred over the related liabilities.

On November 17, 1999, Windstar Resources, Inc acquired Nexland, Inc. in a reverse acquisition accounted for as a purchase. The purchase price exceeded the net assets of Windstar at the date of acquisition by $1,116,976. This excess was assigned to trademarks. Trademarks will be capitalized and amortized using the straight-line method over twenty years. Amortization of trademarks was $8,292 for the year ended December 31, 1999.

At December 31, 1999, the Company's trademark applications were still pending approval.

NOTE 7 - NOTES PAYABLE, RELATED PARTIES

Nexland has unsecured cash loans with a shareholder in the amount of $174,318 at December 31, 1999. The notes bear interest equal to the applicable federal rate, which is 5.83%, are unsecured and are subject to adjustment on August 1, 2000. The terms of the notes were not finalized until after the merger with Winstar Resources, Inc. See Note 9.

Other long-term debt at December 31, 1999 consists of an unsecured note with Phoenix International Mining, Inc., a related party, dated August 1, 1997, with interest due at 1% per

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 7 - NOTES PAYABLE, RELATED PARTIES (Continued)

month and the principal payable at the discretion of Windstar Resources, Inc. with any remaining principal due not later than five years from the date of the note. Under terms of the note, the Company may borrow from time to time in varying amounts up to the sum of one million dollars within the two years from the date of the note. The balance due at December 31, 1999, was $27,600.

NOTE 8 - NOTES PAYABLE

All Company notes are short-term, unsecured demand notes with an interest rate of 12% per annum. The balance on these notes at December 31, 1999 is $19,553.

NOTE 9- PREFERRED STOCK

The Company has the authority to issue 10,000,000 shares of preferred stock, having a par value of $0.0001 per share. At December 31, 1999 no shares of preferred stock were outstanding.

NOTE 10 - COMMON  STOCK

On November 17, 1999 Nexland, Inc. exchanged each of its shares of common stock for 1,475 shares of Windstar Resources, Inc. common stock shares. Nexland, Inc.'s shareholders received 29,500,000 shares of Windstar Resources, Inc. common stock in exchange for their 20,000 share of Nexland's common stock. The market value of the common shares of Windstar as of the effective merger date was $0.03125 per share resulting in a value of $921,875. Furthermore, Nexland contributed $25,000 in cash for the payment of Windstar's outstanding payables and assumed $82,551 of the net liabilities of Windstar. The shareholders of Windstar Resources, Inc. retained their 4,594,703 shares of common stock. The Company has 34,094,703 shares of common stock outstanding at December 31, 1999.

Mr. Israel D. Sultan, the original shareholder of Nexland, was issued 3,000 shares of no par common stock for his original capital contribution of $3,000. On November 15, 1999, Nexland LP was acquired for the issuance of 17,000 shares of common stock which were valued at $211,562. This transaction which included the assumption of net debt of Nexland LP of $194,461 and the issuance of common stock valued at $17,000, was in addition to Nexland, Inc's. original investment in Nexland LP of $101.

Windstar Resources, Inc., the Company predecessor by reverse acquisition, had during the year ended December 31, 1995, issued 310,000,000 shares of common stock in exchange for eight mining claims. The stock was issued at $0.000042 per share.

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 10 - COMMON  STOCK (Continued)

During the year ended December 31, 1996, Windstar issued 400,000,000 units in exchange for one hundred twenty eight mining claims (Note 3). Each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant". The stock was issued at $0.000165 per share. See Note 5.

During the year ended December 31, 1998, the Board of Directors of Windstar authorized a 1-for-250 reverse stock split, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share to $0.0001. All references in the accompanying financial statements to number of common shares and per share amounts for 1998 and 1999 have been restated to reflect the reverse stock split.

Windstar issued 22,000 shares of its common stock during the year ended December 31, 1998, in payments of outstanding debt that was owed to Baragan Mountain Mining, LLC for an unpaid royalty fee and the interest accrued. The shares were issued at $2.50 per share.

In November 1999, 382,173 shares of common stock were issued to related parties in payment of debt.

In consideration of Nexland S.A. granting a right of first refusal for purchase of Nexland S.A., to Nexland, Inc., certain Nexland stockholders conveyed 1,584,000 shares of common stock they received out of the 29,500,000 shares of common stock to Nexland S.A. for distribution to Nexland S.A. shareholders. See
Note 15.

On November 17, 1999 the Company committed to a consulting agreement with Fred Schmid, a related party. This agreement provides for compensation to be paid in common stock at 5,000 shares per month issued quarterly. This agreement can be terminated at any time by either party.

NOTE 11 - STOCK WARRANTS

During the year ended December 31, 1996, the Company issued 400,000,000 units. As stated in Note 10, each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant". Each "Class A Warrant" may be exercised to purchase one share of common stock at an exercise price of $0.01. Each "Class B Warrant" may be exercised to purchase one share of common stock at an exercise price of $0.02. The warrants are redeemable at any time upon the Company giving thirty days written notice to the holder thereof at redemption price of $0.00001 per warrant. The warrants are exercisable up to five years from the effective date of the offering unless called sooner.

During the year ended December 31, 1998, the Board of Directors voted to reduce the warrants authorized and outstanding based on a 1 for 250 shares reverse split. This reduced the authorized and outstanding "Class A Warrants" to 1,600,000 which exercisable to purchase 1,600,000

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 11 - STOCK WARRANTS (Continued)

shares of the company's common stock at prices ranging from $0.25 to $2.50 and the authorized and outstanding "Class B Warrants" to 1,600,000 which exercisable to purchase 1,600,000 shares of the company's common stock at $5.00. As of December 31, 1999, 1,541,558 "Class A Warrants" remain authorized and outstanding (not exercised). No "Class B Warrants" were exercised during 1997, 1998 or 1999.

NOTE 12 - SALE OF STOCK AND GRANT OF OPTIONS

The Company sold 135,000,000 shares of common stock to its president and chief executive officer for $10,000 cash and also granted purchase options to him during November 1997. The Company's options ("Stock Options") enable the holder to purchase up to 40,000,000 shares of the stock during the ten-year period commencing on the second anniversary of the date of this agreement for the exercise price of $0.01 per share, and up to 40,000,000 additional shares of stock during the ten-year period commencing on the third anniversary of the date of this agreement for the exercise price of $0.02 per share. This agreement was dated November 11, 1997.

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

Following is a summary of the status of fixed options outstanding at December 31, 1998, and December 31, 1999:

                                         Weighted
       Exercise                      Average Remaining         Weighted Average
     Price Range       Number        Contractual Life           Exercise Price
   --------------      -------     ----------------------     ------------------
   $0.25 to $5.00      320,000          5-10 years                 $3.875

Of the 320,000 options referred to above, 160,000 are exercisable beginning November 11, 1999. The remaining 160,000 options are not exercisable until November 11, 2000. The Company estimates that substantially all of these options will be exercised during the contractual period.

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 13 - YEAR 2000

Like other companies, Nexland could be adversely affected if the computer systems it, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc.

The Company has reviewed its business and processing systems and believes that the majority of its systems are already Year 2000 compliant or can be made so with software updates. Based on preliminary assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial.

NOTE 14 -MERGER /ACQUISITION

The acquisition transactions were used to establish the value of trademarks for the consolidated company in the proforma filings required by reporting standards of the Securities and Exchange Commission. As part of the transaction, Nexland, Inc. agreed to pay $25,000 in debts owed to certain creditors of Windstar Resources, Inc. See Note 6.

In connection with this transaction, the Company acquired liabilities of $82,551 in excess of Windstar's assets and the Company also adjusted equity and investments. In the reverse acquisition Nexland acquired $1,675 in cash and $84,226 in liabilities from Windstar. The value of trademarks was increased by $1,116,976 in the valuation of the components of the acquisitions. See Note 6. Nexland was wholly merged into Windstar Resources, Inc. Windstar Resources, Inc. subsequently changed its name to Nexland, Inc.

NOTE 15 - ACQUISITION OPTION FOR NEXLAND S.A.

Nexland, Inc. has the option to purchase all common stock shares of Nexland S.A., a French corporation. This option expires on June 30, 2000. The purchase price is contingent upon a valuation to be performed by an independent French accounting firm. See Note 10.

NOTE 16 - MINERAL PROPERTIES

Eight mining claims were transferred to the Company on June 30, 1995 by quitclaim deed in exchange for 310,000,000 shares of common stock. The mining claims were reflected in the balance sheet at the transferor cost of $13,000. During the year ended December 31, 1999, the Company allowed these claims to expire resulting in a charge against operations in the amount of $13,000.

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 16 - MINERAL PROPERTIES (Continued)

One hundred twenty-eight mining claims located in the La Paz, Maricopa, and Yuma counties of Arizona were transferred to the Company on November 16, 1996, by quitclaim deed in exchange for 400,000,000 units as explained in Note 5. During the year ended December 31, 1999, the Company allowed these claims to expire resulting in a charge against operations in the amount of $66,076.

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

NOTE 17 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company and its predecessor, Nexland LP, have generated no revenues before 1999. The predecessor partnership had a net loss of $98,614 for 1999 at the time it was acquired by the Company. Nexland, Inc. has an accumulated deficit of $34,000 at December 31, 1999.

Management believes that significant resources will be available from private and public sources in 2000 to continue the marketing of its internet sharing devices. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

NEXLAND, INC.
PROFORMA FINANCIAL INFORMATION


The following Proforma Combined Balance Sheet as of December 31, 1998 and Proforma Combined Statements of Operations for the years ended December 31, 1999 and 1998 are audited. These proforma financial statements relate to the reverse acquisition of Windstar Resources, Inc. by Nexland, Inc. Windstar Resources, Inc., (subsequently renamed Nexland, Inc.) issued 29,500,000 shares of common stock for 100% of the outstanding common stock of Nexland, Inc. on November 17, 1999.

The proforma financial information has been prepared utilizing the historical financial statements of Windstar Resources, Inc. and Nexland, Inc. and its predecessor, Nexland LP, and should be read in conjunction with the separate historical financial statements and notes thereto of these companies for the respective periods presented.

The proforma financial information is based on the purchase method of accounting and the acquisition as a reverse acquisition with the surviving company being the operating company, Nexland, Inc., previously Nexland, LP. The Proforma Combined Statements of Operations assume the acquisition had occurred at the beginning of the period presented in the statements. All intercompany accounts and transactions have been eliminated.

The proforma combined financial statements do not purport to be indicative of the financial positions and results of operations and cash flows which actually would have been obtained if the acquisition had occurred on the date indicated or the results which may be obtained in the future. The disclosures concerning the common stock and losses per share are reported based upon each entity's share of the common stock at the acquisition date. Accordingly, amounts shown for Nexland LP are based upon the stock allocated to its respective share of Nexland, Inc.


NEXLAND, INC.
PROFORMA COMBINED STATEMENTS OF OPERATIONS


                                                                      HISTORICAL                                 PROFORMA
                                         ------------------------------------------------------------------------------------------
                                                                    Nexland, Inc.
                                         Windstar Resources, Inc   November 15, 1999     Nexland, LP
                                              January through          through         January through
                                             November 17, 1999     December 31, 1999   November 15, 1999    Eliminations     Total
                                         -----------------------   -----------------   -----------------    ------------     -----
REVENUES                                    $                -   $          67,057   $          196,281          -      $   263,338

COST OF REVENUES                                             -              34,175               95,136          -          129,311
                                            ------------------   -----------------   ------------------      --------   -----------
GROSS PROFIT                                                 -              32,882              101,145          -          134,027
                                            ------------------   -----------------   ------------------      --------   -----------
EXPENSES
    Advertising                                              -                 200               10,164          -           10,364
    Professional services                              158,714              20,020               15,492          -          194,226
    Selling and administrative expenses                 35,376              44,356              181,724          -          261,456
    Mining claims                                       79,076                   -                    -          -           79,076
                                            ------------------   -----------------   ------------------      --------   -----------
           TOTAL EXPENSES                              273,166              64,576              207,380          -          545,122
                                            ------------------   -----------------   ------------------      --------   -----------

           OPERATING INCOME (LOSS)                    (273,166)            (31,694)            (106,235)         -         (411,095)

OTHER INCOME (EXPENSE)
    Other income                                             -                   -                    -          -                -
    Loss on sale of investments                              -                   -                    -          -                -
    Interest expense                                   (21,893)             (1,706)                   -          -          (23,599)
                                            ------------------   -----------------   ------------------      --------   -----------
           TOTAL OTHER INCOME (EXPENSE)                (21,893)             (1,706)                   -          -          (23,599)

INCOME (LOSS) BEFORE INCOME TAXES                     (295,059)            (33,400)            (106,235)         -         (434,694)

INCOME TAX BENEFIT                                           -                   -                    -          -                -
                                            ------------------   -----------------   ------------------      --------   -----------

NET (INCOME) LOSS                           $         (295,059)  $         (33,400)  $         (106,235)         -   $     (434,694)
                                            ==================   =================   ==================      ========   ===========

BASIC AND DILUTED LOSS PER COMMON SHARE     $       nil          $       nil         $        nil                -   $        (0.01)
                                            ==================   =================   ==================      ========   ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING                  4,213,230           4,425,000           25,075,000          -       33,713,230
                                            ==================   =================   ==================      ========   ===========

The accompanying notes are an integral part of these financial statements

NEXLAND, INC.
PROFORMA BALANCE SHEETS


                                                 Windstar
                                               Resources, Inc.       Nexland, Inc.        Nexland, LP
 A S S E T S                                 December 31, 1998    December 31, 1998    December 31, 1998     Eliminations    Total
                                             -----------------    -----------------    -----------------     ------------  ---------
    CURRENT ASSETS
       Cash                                  $         1,744       $             -      $            23    $          -    $  1,767
       Receivable from affiliated partner                  -                 2,900                    -          (2,900)          -
       Inventory                                           -                     -                7,643               -       7,643
       Investment in Nexland LP                            -                   100                    -            (100)          -
                                             ---------------       ---------------      ---------------    -----------     ---------
    TOTAL CURRENT ASSETS                               1,744                 3,000                7,666          (3,000)      9,410
                                             ---------------       ---------------      ---------------    ------------    ---------

    PROPERTY AND EQUIPMENT
       Furniture and equipment                             -                     -                6,183               -       6,183
       Less:  accumulated depreciation                     -                     -               (1,943)              -      (1,943)
                                             ---------------       ---------------      ---------------    ------------    ---------
    TOTAL PROPERTY AND EQUIPMENT                           -                     -                4,240               -       4,240
                                             ---------------       ---------------      ---------------    ------------    ---------

    OTHER ASSETS
       Organizatonal costs, net                          274                     -                    -               -         274
       Mining claims                                  79,076                     -                    -               -      79,076
       Trademarks                                          -                     -                    -               -           -
                                             ---------------       ---------------      ---------------    ------------    ---------
    TOTAL OTHER ASSETS                                79,350                     -                    -                      79,350
                                             ---------------       ---------------      ---------------    ------------    ---------

TOTAL ASSETS                                 $        81,094       $         3,000      $        11,906    $     (3,000)   $ 93,000
                                             ===============       ===============      ===============    ============    =========



L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

    CURRENT LIABILITIES
       Accounts payable                      $        21,637       $             -      $         7,643    $          -    $ 29,280
       Accured expense                               107,435                     -                5,353               -     112,788
       Notes payable                                  53,417                     -                    -               -      53,417
       Notes payable, related parties                 27,600                     -               87,136          (2,900)    111,836
                                             ----------------      ---------------      ---------------    ------------    ---------
    TOTAL CURRENT LIABILITIES                        210,089                     -              100,132          (2,900)    307,321
                                             ----------------      ---------------      ---------------    ------------    ---------

    COMMITMENTS AND CONTINGENCIES                          -                     -                    -               -
                                             ----------------      ---------------      ---------------    ------------    ---------

    STOCKHOLDERS' EQUITY
       Preferred stock                                     -                     -                    -               -           -
       Common stock                                      421                   443                    -               -         864
       Additional paid in capital                    162,760                 2,557                    -               -     165,317
       Accumulated deficit                          (292,176)                    -              (88,226)           (100)   (380,502)
                                             ----------------      ---------------      ---------------    ------------    ---------
    TOTAL STOCKHOLDERS' EQUITY                      (128,995)                3,000              (88,226)           (100)   (214,321)
                                             ----------------      ---------------      ---------------    ------------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $        81,094       $         3,000      $        11,906    $     (3,000)   $ 93,000
                                             ================      ===============      ===============    ============    =========

   The accompanying notes are an integral part of these financial statements

NEXLAND, INC.
PROFORMA COMBINED STATEMENTS OF OPERATIONS


                                                    HISTORICAL                                                  PROFORMA
                                      ------------------------------------------------------------------------------------------

                                      Windstar Resources,Inc     Nexland, Inc.        Nexland, LP
                                           Year Ended             Year Ended           Year Ended
                                         December 31, 1998     December 31, 1998    December 31, 1998     Eliminations       Total
                                       ---------------------   -----------------    -----------------     ------------     --------

REVENUES                               $              -        $            -        $           -        $        -      $       -

COST OF REVENUES                                      -                     -                    -                 -              -
                                       ----------------        --------------        -------------        ----------      ---------
GROSS PROFIT                                          -                     -                    -                 -              -
                                       ----------------        --------------        -------------        ----------      ---------

EXPENSES
    Advertising                                       -                     -                3,354                 -          3,354
    Professional services                        33,006                     -               42,814                 -         75,820
    Selling and administrative expenses         112,021                     -               53,734                 -        165,755
                                       ----------------        --------------        -------------        ----------      ---------
          TOTAL EXPENSES                        145,027                     -               99,902                 -        244,929
                                       ----------------        --------------        -------------        ----------      ---------

          OPERATING INCOME (LOSS)              (145,027)                    -              (99,902)                -       (244,929)

OTHER INCOME (EXPENSE)
    Other income                                      -                     -                    -                 -              -
    Loss on sale of investments                       -                     -                    -                 -              -
    Interest expense                            (15,637)                    -                    -                 -        (15,637)
                                       ----------------        --------------        -------------        ----------      ---------
          TOTAL OTHER INCOME (EXPENSE)          (15,637)                    -                    -                 -        (15,637)


INCOME (LOSS) BEFORE INCOME TAXES              (160,664)                    -              (99,902)                -       (260,566)

INCOME TAX BENEFIT                                    -                     -                    -                 -              -
                                       ----------------        --------------        -------------        ----------      ---------

NET (INCOME) LOSS                      $       (160,664)       $            -        $     (99,902)                -      $(260,566)
                                       ================        ==============        =============        ==========      =========

BASIC AND DILUTED LOSS PER COMMON
  SHARE                                $          (0.04)       $     nil             $     nil                     -      $   (0.01)
                                       ================        ==============        =============        ==========      =========

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING           4,162,223             4,425,000           25,075,000                 -     33,662,223
                                       ================        ==============        =============        ==========      =========

   The accompanying notes are an integral part of these financial statements