Form 10-K405/A
period 1999-12-31
NEXLAND INC
filed 2000-05-15
CIK 1011722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                    FORM 10-K

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

(1) Financial Statements:

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


Dated:   April 12, 2000


Nexland, Inc.
                               By:  /s/ Gregory S. Levine
                               ---------------------------------
                                    Gregory S. Levine, President

                                 EXHIBIT INDEX





Exhibit             Description
-------             -----------


27                  Financial Data Schedule