Form 10-K405/A
period 1999-12-31
NEXLAND INC
filed 2000-05-22
CIK 1011722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K-A #2


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                   For the fiscal year ended December 31, 1999

                         Commission file number 333-3074
                                                --------

                                  Nexland, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

             Arizona                                        37-1356503
  -------------------------------                         ----------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

              1101 Brickell Avenue, Suite 702 Miami, Florida 33131
              ----------------------------------------------------

                                 (305) 358-7771
                                 --------------
               Registrant's telephone number, including area code


           Securities registered pursuant to Section 12(b) of the Act:


    Title of each class           Name of each exchange on which registered
    -------------------           -----------------------------------------
         None                                       None


           Securities registered pursuant to Section 12(g) of the Act:

                    Title of class: Common $0.0001 par value
                                    ------------------------

                        Title of class: ________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             [X ]Yes (filed 12b-25)             [  ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,797,804.89 as of May 18, 2000 , based upon the closing price of $ $3.312 on the OTC:BB reported on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of May 18, 2000, there were 35,678,916 shares of the Registrant's Common stock issued and outstanding. There were no shares of the Registrant's Preferred stock outstanding.







                                  NEXLAND, INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS
FORWARD LOOKING STATEMENTS........................................................................................1

PART I   .........................................................................................................2

ITEM 1.BUSINESS...................................................................................................2
         GENERAL..................................................................................................2
         EXPLANATION AND BACKGROUND OF THE INTERNET...............................................................3
         INTERNET ACCESS TECHNOLOGIES FACILITATE NEW APPLICATIONS.................................................4
         THE BROADBAND MARKET - HIGH SPEED ACCESS.................................................................4
         TODAY'S SMALL BUSINESS OFFICE INTERNET ACCESS ENVIRONMENT................................................5
         THE SMALL OFFICE MARKET OPPORTUNITY FOR SHARED INTERNET
         ACCESS SOLUTIONS.........................................................................................7
         THE BENEFITS OUR PRODUCTS ARE DESIGNED TO PROVIDE........................................................7
         A DESCRIPTION OF OUR PRODUCTS............................................................................7
         BUSINESS STRATEGY.......................................................................................10
         SALES AND MARKETING OVERVIEW............................................................................10
         SALES STRATEGY..........................................................................................11
         MARKETING STRATEGY......................................................................................11
         EXPANSION STRATEGY......................................................................................12
         COMPETITION.............................................................................................12
         INTELLECTUAL PROPERTY...................................................................................14
         EMPLOYEES...............................................................................................15

ITEM 2.  PROPERTIES..............................................................................................15

ITEM 3. LEGAL PROCEEDINGS........................................................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................16

PART II  ........................................................................................................16

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.....................................................................................16
         VOLATILITY AND FLUCTUATION OF OUR COMMON STOCK..........................................................16
         DIVIDEND POLICY.........................................................................................17

ITEM 6. SELECTED FINANCIAL DATA..................................................................................17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION................................................................................18
         OVERVIEW................................................................................................18
         REVERSE SPLIT...........................................................................................20



         RESULTS OF OPERATIONS...................................................................................20
         LIQUIDITY AND CAPITAL RESOURCES.........................................................................21
         SOURCES OF CASH.........................................................................................21
         CAPITAL EXPENDITURES....................................................................................22
         GOING CONCERN QUALIFICATION.............................................................................22

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.............................................................................................22

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................................23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................................23

PART III ........................................................................................................23

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................23
         TERM OF OFFICE..........................................................................................24
         DIRECTOR AND KEY EMPLOYEE BACKGROUNDS...................................................................24

ITEM 11. EXECUTIVE COMPENSATION..................................................................................25
         SUMMARY COMPENSATION TABLE..............................................................................25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..............................................................................................26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................28

PART IV  ........................................................................................................30

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8....................................................30

SIGNATURES.......................................................................................................33

                           FORWARD LOOKING STATEMENTS

         Some of the information in this Form 10-KA contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," will," "expect," "anticipate," "believe," "estimate, and "continue," or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial conditions: or (iii) state other "forward-looking" information,. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this form 10-KA provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.


                            PURPOSE OF THE AMENDMENT

         The method of accounting for certain business combinations employed in connection with the Form 10K dated April 14, 2000, has been determined to be inappropriate. The Company has elected to correct these financial statements for the effects of these combinations. Accordingly, 1999, 1998 and 1997 financial statements have been restated.

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

         On November 17, 1999, we acquired Nexland Fla. in a reverse acquisition transaction resulting in the change of our business from mining to Internet technology. We changed our name to "Nexland, Inc." on December 8, 1999. We were incorporated as an Arizona company on March 22, 1995. As WindStar Resources, we never owned an operating mine and, prior to the Nexland Fla. acquisition, had no other revenue-producing mining activities. Since our merger with Nexland Fla., we have become a designer, developer and supplier of Internet sharing devices, Internet firewall devices and networking products and have shed all connection with the mining business. We design and develop easy-to-use, reliable and affordable shared Internet access solutions for the office and home markets.

         Our product family allows multiple users on a local area network (LAN) in an office to share the same Internet connection simultaneously while optimizing each user's access speed and providing firewall security. Our Internet Sharing Boxes or "ISBs," product family is a flexible and scalable platform that provides firmware-based routing functionality to deliver Internet-enabled applications and services. Our products support existing analog phone lines, as well as Integrated Services Digital Network or "ISDN" and emerging access technologies such as xDSL, cable modems and wireless connections. Our products enable multiple users to safely and securely access the Internet simultaneously through either regular phone lines, analog modems, or highspeed digital connections. Our products also support Virtual Private Networks or "VPNs," the passthrough of VPN protocols(IPSec, L2TP and PPTP). We primarily market and sell our products through North American and South American based Internet Service Providers or " ISPs," value-added resellers, and Telephone Companies or "Telcos," with some minor sales to direct end-users. As of year-end 1999, we had relationships with over 100 customers.

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

         (B) The Broadband Market - High Speed Access. At present ISDN is rapidly becoming available to the United States as a method used to transmit more data over existing regular phone lines. ISDN is, in most markets, priced comparably to standard analog phone circuits. It can provide speeds of roughly 128,000 bits per second, although, in practice, most users will be limited to 56,000 or 64,000 b its per second. However, new emerging access technologies offer greater bandwidth and provide much higher access speeds; they enable a variety of new data intensive, multimedia and graphical applications, as well as new integrated voice and high-speed data connectivity services. These broadband markets include:

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

         (C) Today's Small Business Office Internet Access Environment. Access Media International estimates that in 1998 there were approximately 85 million small businesses worldwide with fewer than 100 employees that could afford and benefit from information technology solutions, including approximately 7.2 million small businesses in the United States alone. International Data Corporation estimates that the percentage of the number of small businesses with access to the Internet increased from approximately 26% in 1997 to approximately 50% in 1998 and is projected to increase to approximately 65% by 2001. Worldwide, there is an increasing demand for Broadband access services. The Internet is becoming increasingly popular to consumers for conducting business and personal pursuits. Consequently, those same consumers are seeking high-speed, low-cost solutions, enabling them to benefit from the advances in data transfer speed. International Data Corporation predicted that by the end of 1999, one in three US households would be online. And businesses have even greater requirements for high-speed access in order to implement electronic commerce and/or web based business initiatives.

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

o Trade Shows. Trade shows are a critical component for generating awareness because of their popularity among Internet users. Thousands of enthusiasts who surf the Net attend trade shows each year, as well as vendors and product manufacturers. We plan to participate in several annual local shows and events, as well as national shows starting in fiscal year 2000. We estimate that the cost of exhibiting at a national trade show ranges from $75,000 to $150,000 and the cost of exhibiting at a local trade show is between $25,000 and 50,000.

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

        o        Ramp Networks, Inc.
        o        Flowpoint
        o        WebBeedle
        o        Cayman Systems
        o        Sonic Wall
        o        Netopia
        o        Linksys
        o        Nortel

         o        Macsense
         o        UMAX

         We believe that we have several advantages over these competitors, including:

         o we offer one of the only NAT routers with IPSec VPN pass-through support and have a patent pending on this technology

         o we enjoy a time-to-market advantage and are therefore well positioned to capture a large percentage of early adopters, which are generally among the heaviest users

         o we have established strategic alliances with major technology companies.

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

         Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to modem and networking technology. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. We expect that we may increasingly be subject to infringement claims as the numbers of products and competitors in the office market for shared Internet access solutions grow and the functionality of products overlaps. In addition, we cannot assure you that third parties will not assert additional claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.


         EMPLOYEES. As of May, 2000, we employed eight (8) persons, including one in operations, one in sales and marketing, and two in customer support, engineering, research and development. We also employ a number of commissioned sales representatives. None of our employees is represented by a labor union and we have experienced no work stoppages to date. We believe our employee relations are good.


ITEM 2.  PROPERTIES


         We currently lease offices located at 1101 Brickell Avenue, Suite 702, Miami, Florida 33131 consisting of 1035 square feet of corporate office space for $1,900 per month plus tax. Our inventory is located in a warehouse in Miami, Florida, near the Miami International Airport, with a cost of approximately $300 per month. We are currently under month to month leases on both locations. We do not believe that we will experience difficulty in locating alternate space should the need arise. Our telephone number (305) 358-7771.


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


         On May 18, 2000, the closing trade price of the common stock as reported on the OTC Bulletin Board was $3.312. As of such date, there were approximately 391 holders of record of our common stock.


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

Balance Sheet Data

                                                         1997[1]                 1998[1]           1999[1]
                                                         ----                   --------           -------

Current Assets..................................       $ 9,540                  $ 7,666             $ 139,295
Total Assets....................................        14,776                   11,906               147,250
Current Liabilities.............................           200                   10,096               269,553
Long-term debt..................................           -0-                   87,136               201,917
Stockholders' Equity (deficit) [2]............          14,576                  (85,326)             (324,220)


Total Liabilities

    & Stockholders' Equity......................        14,776                   11,906               147,250
Net Tangible Book Value Per Share [3]...........           Nil                      Nil                   Nil


Statement of Operations

                                                        1997                    1998                 1999
                                                       -----                    ----                 ----

Revenues .......................................       $   -0-                  $   -0-             $ 263,338
Cost of Revenues................................           -0-                      -0-               129,311
Operating Expenses .............................        53,324                   99,902               263,664
Net Income (Loss)...............................       (53,324)                 (99,902)             (131,343)
Net Income (Loss) per share[3]                             Nil                      Nil                   Nil
Balance Sheet Data:
  Working Capital (deficit).....................       $ 9,340                   (2,430)             (130,258)
  Total Assets .................................        14,776                   11,906               147,250
  Long-term Debt................................           -0-                   87,136               201,917
  Stockholders' equity (deficit)................        14,776                  (85,326)             (324,220)



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

         Our costs and expenses primarily fall into the following categories:

         o        Cost of Contract Manufacturing;
         o        Sales and marketing;
         o        General and administrative;
         o        Depreciation
         o        Research and Development

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

         Our depreciation expense primarily relates to our equipment and is based on the estimated useful lives of the assets ranging from three to five years using the straight-line method for the equipment. Depreciation expense is expected to increase as we place in service equipment already purchased and as we acquire additional equipment to support our intended growth.

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

         Advertising expenses for the year ending December 31, 1999 were $10,364 which compares to $3,354 for the same period in 1998. The increase represents the additional advertising used to promote sales in 1999.

         Salary expense increased to $100,294.00 from $17,091 as compared to the year ended December 31, 1999 to the year ended December 31, 1998. The increase was due to increased activities of the Company.

         General and administrative expenses consist primarily of office and equipment rent, costs associated with operating our offices, such as telephones, utilities and supplies, insurance and professional fees, such as legal, accounting and consulting. These expenses increased to $143,669 for the year ended December 31, 1999 as compared to $75,729 for the year ended December 31, 1998, primarily as a result of our start-up activities and beginning minimal operations.

         Depreciation for the year ended December 31, 1999 increased to $1,716 from $1,528 for the year ended December 31, 1998. The increase was due to our placing in service equipment during the year ended 1999

         (3) Interest expense. For the months ended December 31, 1999 increased to $9,327 from $2,200 for the year ended December 31, 1998 due to the accrual of interest on the note payable to stockholder.

         (4) Income From Operations. These activities resulted in a net loss for the year ended December 31, 1999 of $25,108 for Nexland, Inc. and $106,235 for the predecessor Nexland LP. The total net loss for the year ended December 31, 1999 of the combined entities is $131,343

         LIQUIDITY AND CAPITAL RESOURCES.

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


GOING CONCERN QUALIFICATION

         Our auditors stated that the financial statements of the Company for the year ended December 31, 1999 were prepared on the going-concern basis. For the year ended December 31, 1999, the Company incurred net annual loss of $131,343, and the Company had an accumulated deficit of $327,630. These losses raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that significant resources will be available from private and public sources in 2000 to continue the marketing of its internet sharing devices. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

         Management has established plans to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund growth and fully implement its business plan.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Exchange Rate Sensitivity

         Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the year ended December 31, 1999 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date, however, we may do so in the future

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Williams & Webster, P.S. report on our financial statements has not contained an adverse opinion or disclaimer of opinion or was qualified or modified, as to uncertainty, audit, scope, or accounting principals. The declination to change accountants was not recommended or approved by any audit committee or similar committee of the Board of Directors or by the Board of Directors. During the two most recent fiscal years and during any subsequent interim periods preceding the declination, there were no disagreements with Williams & Webster, P.S. on any manner of accounting of principals or practice, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Williams & Webster, P.S., would have caused it to make a reference to the subject matter of the disagreements in connection with its report. The reason for the declination is that our business and administration is located in Miami, Florida, as opposed to Spokane, Washington, and as such we engaged the accounting firm and consulting firm of BDO Seidman, LLP to serve as our independent accountants an prepare the audited statements for the upcoming fiscal year.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each Officer and Director of the Company:

Name                           Age                Position                                   Term
----                           ---                --------                                   ----
Gregory S.  Levine              33            President/ Chairman of                       1999-2000
                                              the Board of Directors

Richard G. Steeves              60            Secretary and Director                       1999-2000


Enrique Dillon                  38            Chief Executive Officer                      2000-2001

Martin E. Dell'Oca              38            Chief Financial Officer                      2000-2001


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


         Enrique Dillon, 38, is Chief Executive Officer. Prior to joining Nexland, Inc., from 1998 to April 2000, Mr. Dillon was engaged as President of Big Blue, Inc., a consultant in the management and technology field for Latin America. Mr, Dillon served as President and Chief Executive Officer of Dinexim Corp. from 1995 to 1998.

         Martin E. Dell'Oca, 38, is Chief Financial Officer of Nexland, Inc. From May 1998 to May 2000, Mr. Dell'Oca served as Chief Financial Officer of CHS Dinexim after Dinexim was sold to CHS. From 1995 to May 1998, Martin Dell'Oca was the Chief Financial Officer of Dinexim.


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


Enrique Dillon   2000-2002           $0 [6]   1,170,000[6]

Martin Dell'Oca  2000-2002        $100,000[7]   200,000[7]


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

[5] Mr. Steeves is compensated at the rate of $50.00 per hour


[6] On April 25, 2000 the Company executed an employment contract ("Contract") with Mr. Dillon. Mr. Dillon receives no base salary until the earlier of the Company obtaining financing of at least $1,000,000 dollars or 60 days from the date of the Contract. In addition, Mr. Dillon received 1,170,000 shares of common stock subject to forfeiture in the event of resignation or termination for cause prior to the expiration of the Contract i.e., April 25, 2002.

[7]On May 1, 2000, the Company executed an employment contract ("Contract") with Mr. Dell'Oca. Mr. Dell'Oca's base compensation of $100,000 increases to $120,000, upon the Company raising at least $1,000,000 in debt or equity financing. In addition, Mr. Dell'Oca received 200,000 shares of common stock subject to forfeiture in the event of resignation or termination for cause prior to the expiration of the Contract, i.e. May 1, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of May 18, 2000 as to (i) each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii)each of the executive Officers, and (iv) all directors and executive officers of the company as a group.

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

         Percentage of shares beneficially owned is based on 35,678,916 shares of common stock outstanding as of May 18, 2000.

Name and Address
of Beneficial Owner [6]                    Number of Shares               Percent of Class [7]
-------------------                        ----------------               --------------------

BH Investor Group, LLC[1]                   12,611,250                          35.4
P.O. Box 3783,
Hallandale, Fla 33008


Andre Chouraqui                              5,044,500                          14
Barker Road #2, House #9
The Peak, Hong Kong

Fast-Access Group, LLC [2]                   5,044,500                          14
P.O. Box 9096
Daytona Beach, Fla. 32120


Broadband Investor Group, LLC[3]             2,602,500                           7.3
P.O. Box. 693267
Miami, Fla. 33169


High-Speed Venture, LLC[4]                   2,522,250                           7.1
P.O. Box 693267
Miami, Fla. 33169


Richard G. Steeves[5]                           10,466                            .03
1911 E. Meadowlake Drive
Mahomet, Ill. 61586


Enrique Dillon[6]                            1,170,000                           3.3
c/o Nexland Inc.
1101 Brickell Avenue
Suite 702, North Tower
Miami, Florida 33131

Martin Dell'Oca[6]                             200,000                            .06
385 Hampton Lane
Key Biscayne, FL 33149

All directors and executive                  3,982,966                          11.2
officers as a group

-------------------------------

[1] this entity is controlled by Israel Daniel Sultan

[2] this entity is controlled by Laurent Solomon

[3] this entity is controlled by Greg Levine, our president

[4] this entity is controlled by Yves Many

[5] Richard Steeves is our Secretary and a director of the Company


[6] These shares were issued pursuant to the officers respective employment agreements, but are subject to forfeiture under certain conditions. The shares are held in escrow during the forfeiture period.


         To the knowledge of management, there are no present arrangements or pledges of securities of the Company, which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A) Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000 other than the following:

         (1) On November 11, 1997, we granted Schmid an option to purchase up to 160,000 shares of Common Stock at a purchase price ranging between $1.00 and $2.50 (which was subsequently reduced to between $0.25-2.50) per share. The option period commenced on the second anniversary of the date of this Agreement and ending ten years after the second anniversary date. The Company estimates that substantially all of these options will be exercised during the contractual period. In addition, the Company granted Schmid an option to purchase an additional 160,000 shares of Common Stock at a purchase price of $5.00 per share. The option period commences on the third anniversary date of this Agreement and ends ten years after the third anniversary date. In February 2000, 160,000 options were exercised at $1.00 per share and the underlying shares are covered by this registration statement.

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


         (6) On November 17, 1999, we acquired, in a reverse acquisition transaction, Nexland Fla. whose principal shareholders now own approximately 81.2% of our common shares. As a condition of the transaction, we have agreed to register under cover of aregistration statement, approximately 300,635 shares of certain of our creditors, Fred R. Schmid and Erik Nelson. Included in these shares are 39,213 shares issued due a 5% penalty provision resulting from the late filing of a registration statement to be filed.


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

3.3      Bylaws of the Company.

4.1      Specimen certificate for Common Stock.

4.2      Specimen certificate for Class A Redeemable Warrants.

4.3      Specimen certificate for Class B Redeemable Warrants.

         The following documents are incorporated herein by reference from the Registrant's Form 10-K Annual Report for the period ended December 31, 1997:

99.1     Stock Purchase Agreement.

99.2     Employment Agreement with Fred Schmid.

         The following documents are incorporated herein by reference from the Registrant's Form 10-K Annual Report for the period ended December 31, 1998:

3.3      Amended Articles of Incorporation dated December 31, 1997.

3.4      Amended Articles of Incorporation dated April 15, 1998.

         The following documents are incorporated herein by reference from the Registrant's Post Effective Amendment 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "Commission"), Commission file #333-3074 on June 17,1998 and declared effective by the Commission June 19,1998:

3.3      Amended Articles of Incorporation dated December 31, 1997.

3.4      Amended Articles of Incorporation dated April 15, 1998.

     The following documents are incorporated herein by reference from the Registrant's Form 8-K Report filed on December 3, 1999:

2.       Acquisition Agreement and Exhibits attached thereto

         The following documents are incorporated by reference from the Registrant's Post-Effective Amendment 2 to Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "Commission"), Commission file #333-3074 on April 3, 2000.

10.1     March 14, 2000, Consulting Agreement between Nexland S.A. and the
         Company

10.2 November 17, 1999, Mutual Non-Competition Agreement between Nexland, S.A. and the Company

10.3 November 17, 1999 Co-Operation Agreement between Smerwick, Ltd. and the Company

         The following documents are incorporated by reference from the Registrant's Form 8K filed with the Securities and Exchange Commission (the "Commission") Commission file #333-3074 on May 12, 2000.

10.4     Employment Contract of Enrique Dillon

10.5     Employment Contract of Martin Dell'Oca

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:           May 22, 2000



Nexland, Inc.
                          By:  /s/ Gregory S. Levine
                               ---------------------------------
                                   Gregory S. Levine, President

                                  NEXLAND, INC.
                              Financial Statements

                               December 31, 1999,
                                  1998 and 1997





                            WILLIAMS & WEBSTER, P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                          W. 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

                                  NEXLAND, INC.

                                TABLE OF CONTENTS


                                                                     Pages
                                                                     -----
INDEPENDENT AUDITOR'S  REPORT                                         F-1

FINANCIAL STATEMENTS

         Balance Sheets                                               F-2

         Statements of Operations                                     F-3

         Statements of Stockholders' Equity                           F-4

         Statements of Cash Flows                                     F-5

NOTES TO FINANCIAL STATEMENTS                                         F-6

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

As described in Note 18 to the financial statements, the Company's original method of accounting for certain business combinations has been deemed inappropriate. The Company has elected to correct these financial statements for the effects of these combinations. Accordingly, 1999, 1998 and 1997 financial statements have been restated.





Williams & Webster, P.S.
Spokane, Washington
March 13, 2000 (except for Note 18, as to which the date is May 12, 2000)

NEXLAND, INC.
BALANCE SHEETS


                                                                         (Restated)     (Restated)    (Restated)
                                                                         December 31,   December 31,  December 31,
                                                                            1999           1998          1997
                                                                      ------------    -----------    -----------
A S S E T S

     CURRENT ASSETS
         Cash                                                         $      4,231    $        23    $     9,540
         Accounts receivable                                                78,597              -              -
         Inventory                                                          56,467          7,643              -
                                                                      ------------    -----------    -----------
     TOTAL CURRENT ASSETS                                                  139,295          7,666          9,540
                                                                      ------------    -----------    -----------

     PROPERTY AND EQUIPMENT
         Furniture and equipment                                             8,434          6,183          5,651
         Less:  accumulated depreciation                                    (3,659)        (1,943)          (415)
                                                                      ------------    -----------    -----------
     TOTAL PROPERTY AND EQUIPMENT                                            4,775          4,240          5,236
                                                                      ------------    -----------    -----------
     OTHER ASSETS
         Escrow and security deposits                                        3,180              -              -
                                                                      ------------    -----------    -----------
     TOTAL OTHER ASSETS                                                      3,180              -              -
                                                                      ------------    -----------    -----------
TOTAL ASSETS                                                          $    147,250    $    11,906    $    14,776
                                                                      ============    ===========    ===========


L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y (D E F I C I T)

     CURRENT LIABILITIES
         Accounts payable                                             $    196,061    $     7,643    $         -
         Accrued expense                                                    53,939          2,453            200
         Notes payable                                                      19,553              -              -
                                                                      ------------    -----------    -----------
     TOTAL CURRENT LIABILITIES                                             269,553         10,096            200
                                                                      ------------    -----------    -----------

     LONG-TERM LIABILITIES
         Notes payable, related parties                                    201,917         87,136              -
                                                                      ------------    -----------    -----------
     TOTAL LIABILITIES                                                     471,470         97,232            200
                                                                      ------------    -----------    -----------
     COMMITMENTS AND CONTINGENCIES                                               -              -              -
                                                                      ------------    -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, 10,000,000 shares authorized,
            $0.0001 par value; no shares outstanding                             -              -              -
         Common stock, 50,000,000  shares authorized,
            $ 0.0001 par value; 34,094,703 , 29,500,000
            and 29,500,000 issued and outstanding, respectively              3,410          2,950          2,950
         Additional paid-in capital                                              -         64,950         64,950
         Accumulated deficit                                              (327,630)      (153,226)       (53,324)
                                                                      ------------    -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (324,220)       (85,326)        14,576
                                                                      ------------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (D E F I C I T)            $    147,250    $    11,906    $    14,776
                                                                      ============    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

NEXLAND, INC.
STATEMENTS OF OPERATIONS

                                                            (Restated)           (Restated)           (Restated)
                                                               Year                 Year                 Year
                                                              Ending               Ending               Ending
                                                            December 31,         December 31,         December 31,
                                                               1999                 1998                 1997
                                                         ---------------     ----------------     ----------------
R E V E N U E S                                          $       263,338     $              -     $              -

COST OF REVENUES                                                 129,311                    -                    -
                                                         ---------------     ----------------     ----------------
GROSS PROFIT                                                     134,027                    -                    -
                                                         ---------------     ----------------     ----------------

E X P E N S E S
     Advertising                                                  10,364                3,354                6,698
     Professional services                                        35,512               42,814               20,876
     Selling and administrative                                  217,788               53,734               25,750
                                                         ---------------     ----------------     ----------------

         TOTAL OPERATING EXPENSES                                263,664               99,902               53,324
                                                         ---------------     ----------------     ----------------

LOSS FROM OPERATIONS                                            (129,637)             (99,902)             (53,324)

OTHER INCOME AND (EXPENSE)
     Interest                                                     (1,706)                   -                    -
                                                         ---------------     ----------------     ----------------

LOSS BEFORE INCOME TAXES                                        (131,343)             (99,902)             (53,324)

INCOME TAXES                                                           -                    -                    -
                                                         ---------------     ----------------     ----------------

NET LOSS                                                 $      (131,343)    $        (99,902)    $        (53,324)
                                                         ===============     ================     ================

BASIC AND DILUTED LOSS PER COMMON SHARE                  $      nil          $       nil          $       nil
                                                         ===============     ================     ================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
     OF COMMON STOCK SHARES OUTSTANDING                  $    30,053,926     $     29,500,000     $     29,500,000
                                                         ===============     ================     ================


   The accompanying notes are an integral part of these financial statements.

NEXLAND, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Common Stock
                                                       ----------------------       (Restated)      (Restated)        (Restated)
                                                         Number                     Additional      Accumulated      Stockholders'
                                                        of Shares      Amount     Paid-in Capital      Deficit          Equity
                                                        ----------   ----------   ---------------  -------------    -------------
Issuance of common stock in December, 1997
      for cash at $1.00 per share                        4,425,000   $      443   $       2,557    $           -   $        3,000

Restated effect of 1999 combination with Nexland LP     25,075,000        2,507          62,393                -           64,900

Net loss for year ending December, 1997                          -            -               -          (53,324)         (53,324)
                                                        ----------   ----------   -------------    -------------    -------------
      Balance at December 31, 1997                      29,500,000        2,950          64,950          (53,324)          14,576

Net loss for year ending December, 1998                          -            -               -          (99,902)         (99,902)
                                                        ----------   ----------   -------------    -------------    -------------
      Balance at December 31, 1998                      29,500,000        2,950          64,950         (153,226)         (85,326)

Stock exchanged in reverse acquisition of and
      recapitalization of WindStar Resources, Inc.
      by Nexland, Inc.                                   4,594,703          460         (64,950)         (43,061)        (107,551)

Net loss for year ending December 31, 1999                       -            -               -         (131,343)        (131,343)
                                                        ----------   ----------   -------------    -------------    -------------
      Balance at December 31, 1999                      34,094,703   $    3,410   $           -    $    (327,630)  $     (324,220)
                                                        ==========   ==========   =============    =============   ==============


   The accompanying notes are an integral part of these financial statements.

NEXLAND, INC.
 STATEMENTS OF CASH FLOWS

                                                                           (Restated)              (Restated)         (Restated)
                                                                              Year                    Year               Year
                                                                             Ending                  Ending             Ending
                                                                          December 31,            December 31,       December 31,
                                                                              1999                    1998               1997
                                                                        -----------------       -----------------  -----------------
Cash flows from operating activities:

      Net loss                                                          $       (131,343)       $        (99,902)  $        (53,324)
      Adjustments to reconcile net loss
          to net cash provided (used) by operating activities:
               Depreciation and amortization                                       1,716                   1,528                415
          Decrease (Increase) in :
               Accounts receivable                                               (78,597)                      -                  -
               Inventory                                                         (48,824)                 (7,643)                 -
          Increase (Decrease) in :
               Accounts payable                                                   98,745                   7,643                  -
               Accrued expenses                                                   51,486                   2,253                200
                                                                        ----------------        ----------------   ----------------
          Net cash used by operating activities                                 (106,817)                (96,121)           (52,709)
                                                                        ----------------        ----------------   ----------------

Cash flows from investing activities:
          Purchase of property and equipment                                      (2,251)                   (532)            (5,651)
          Deposits paid                                                           (3,180)                      -                  -
                                                                        ----------------        ----------------   ----------------
          Net cash used by investing activities                                   (5,431)                   (532)            (5,651)
                                                                        ----------------        ----------------   ----------------
Cash flows from financing activities:
          Proceeds from common stock issued                                            -                        -            67,900
          Loans from stockholder                                                 114,781                   87,136                 -
          Net cash acquired in reverse acquisition
               with WindStar Resouces, Inc.                                        1,675                        -                 -
                                                                        ----------------        ----------------   ----------------
          Net cash provided by financing activities                              114,781                   87,136            67,900
                                                                        ----------------        ----------------   ----------------
Net increase (decrease) in cash                                                    2,533                  (9,517)             9,540


Cash, beginning of period                                                             23                   9,540                  -
                                                                        ----------------        ----------------   ----------------

Cash, end of period                                                     $          2,556        $             23   $          9,540
                                                                        ================        ================   ================

SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest and income taxes:

          Interest expense                                                             -                       -                  -
                                                                        ================        ================   ================
          Income taxes                                                                 -                       -                  -
                                                                        ================        =================  ================


   The accompanying notes are an integral part of these financial statements.

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations
--------------------
Nexland, Inc. (hereinafter "Nexland") was incorporated on December 4, 1994 under the laws of the State of Florida. From inception until November 15, 1999, Nexland was inactive. On November 15, 1999, the partners of Nexland Limited Partnership assigned all rights, title and interest in partnership assets to Nexland, Inc. in exchange for 25,075,000 common stock shares of Nexland, Inc. Nexland LP was formed on September 25, 1997. The activities of the Partnership are reflected in the financial statements. The Company is engaged in the production of internet sharing boxes.

On November 17, 1999, WindStar Resources, Inc. (hereinafter "WindStar") acquired all of the outstanding common stock of Nexland. For accounting purposes the acquisition has been treated as a recapitalization of Nexland with Nexland as the acquirer. This form of business combination is referred to as a "reverse acquisition." The historical financial statements prior to November 17, 1999 are those of Nexland. WindStar was incorporated on March 22, 1995, under the laws of the State of Arizona under the name of Turtleback Mountain Gold Co., Inc. to conduct business in the fields of mineral exploration, construction and mining. WindStar Resources, Inc. has been in development stage since inception and had not realized any significant revenues from its planned operations. Prior to November 17, 1999, WindStar discontinued all mineral exploration, construction and mining operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Nexland, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment
-----------------------------
Property, plant and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance that do not extend the useful life of the related asset are expensed as incurred.

Impairment of Long-lived Assets
-------------------------------
The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

Income Taxes
------------
No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses. The Company's net operating loss is approximately $25,000, and is available to offset future net income. The Company has no significant deferred tax assets or liabilities, and the net operating loss is fully reserved by a valuation allowance.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Basic and Diluted Earnings Per Share
------------------------------------
In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive. At December 31, 1999, the Company had 320,000 stock options and 3,200,000 warrants, which were not included in computing diluted loss per share because their effects were antidilutive.

Revenue Recognition
-------------------
Revenues and cost of revenues are recognized when services and products are furnished or delivered.

Derivative Instruments
----------------------
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 1999, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of five to seven years. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

Major additions and betterments are capitalized. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations.

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost or market, with cost being determined on a first-in-first-out basis.

Inventories at December 31, 1999 and 1998 consist of internet sharing devices valued at $56,467 and $7,643, respectively. The Company did not maintain inventories at December 31, 1998 or 1997.

NOTE 5 - LEASE COMMITMENT

Nexland leases commercial office space in Miami, Florida on a month-to-month agreement. The monthly rent is $3,000. The Company is currently negotiating a lease for a new location.

NOTE 6 - INTANGIBLE ASSETS

At December 31, 1999, the Company's trademark applications were still pending approval and no costs have been capitalized.

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 7 - NOTES PAYABLE, RELATED PARTIES

Nexland has unsecured cash loans from a stockholder in the amount of $174,318 at December 31, 1999 and $87,136 at December 31, 1998. The notes bear interest equal to the applicable federal rate, which is 5.83%, are unsecured and are subject to adjustment on August 1, 2000. The terms of the notes were not finalized until after the merger with WindStar Resources, Inc.

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

NOTE 8 - NOTES PAYABLE

In the November 1999 acquisition, the Company acquired notes payable from WindStar that are short-term, unsecured demand notes with an interest rate of 12% per annum. The balance on these notes at December 31, 1999 is $19,553.

NOTE 9 - PREFERRED STOCK

The Company has the authority to issue 10,000,000 shares of preferred stock, having a par value of $0.0001 per share. At December 31, 1999, no shares of preferred stock were issued or outstanding.

NOTE 10 - COMMON STOCK

On November 17, 1999, Nexland, Inc. exchanged each of its shares of common stock for 1,475 shares of WindStar Resources, Inc. common stock shares. Nexland, Inc.'s shareholders received 29,500,000 shares of WindStar Resources, Inc. common stock in exchange for their 20,000 shares of Nexland's common stock. Furthermore, Nexland contributed $25,000 in cash for the payment of WindStar's outstanding payables and assumed $82,551 of the net liabilities of WindStar. The shareholders of WindStar Resources, Inc. retained their 4,594,703 shares of common stock. This acquisition has been treated as a recapitalization of Nexland with Nexland as the acquirer (reverse acquisition). The Company has 34,094,703 shares of common stock outstanding at December 31, 1999.

Mr. Israel D. Sultan, the original shareholder of Nexland, was issued 4,425,000 shares of common stock for his original capital contribution of $3,000. On November 15, 1999, Nexland LP was acquired for the issuance of 25,075,000 shares of common stock. Mr. Sultan owned 100% of Nexland and 50% of Nexland LP and, accordingly, as such this transaction is treated as

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 10 - COMMON STOCK (Continued)

a combination of common interests. All financial activity is combined and reported in these financial statements in a manner similar to a pooling of interest.

WindStar, the Company's predecessor by reverse acquisition, had during the year ended December 31, 1995, issued 1,240,000 shares of common stock in exchange for eight mining claims. The stock was issued at $0.0105 per share.

During the year ended December 31, 1996, WindStar issued 1,600,000 units in exchange for one hundred twenty eight mining claims (Note 3). Each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant". The stock was issued at $0.04125 per share.

During the year ended December 31, 1998, the Board of Directors of WindStar authorized a 1-for-250 reverse stock split, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share to $0.0001. All references in the accompanying financial statements to number of common shares and per share amounts for 1997, 1998 and 1999 have been restated to reflect the reverse stock split.

WindStar issued 22,000 shares of its common stock during the year ended December 31, 1998, in payment of outstanding debt that was owed to Baragan Mountain Mining, LLC for an unpaid royalty fee and the interest accrued. The shares were issued at $2.50 per share.

In November 1999, WindStar issued 382,173 shares of common stock to related parties in payment of debt.

In consideration of Nexland S.A. granting a right of first refusal for purchase of Nexland S.A. to Nexland, Inc., certain Nexland stockholders conveyed 1,584,000 shares of common stock they received out of the 29,500,000 shares of common stock to Nexland S.A. for distribution to Nexland S.A. shareholders. See
Note 15.

On November 17, 1999 the Company committed to a consulting agreement with Fred Schmid, a related party. This agreement provides for compensation to be paid in common stock at 5,000 shares per month issued quarterly. Either party can terminate this agreement at any time.

NOTE 11 - STOCK WARRANTS

During the year ended December 31, 1996, the Company's predecessor by reverse acquisition issued 1,600,000 units. As stated in Note 10, each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant". Each "Class A Warrant" may be exercised to purchase one share of common stock at exercise prices ranging from $0.25 to $2.50 per share. Each "Class B Warrant" may be exercised to purchase one share of common stock at an exercise price of $5.00. The warrants are redeemable at any time upon the Company giving thirty days

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 11 - STOCK WARRANTS (Continued)

written notice to the holder thereof at redemption price of $0.0025 per warrant. The warrants are exercisable up to five years from the effective date of the offering unless called sooner.

As of December 31, 1999, 1,541,558 "Class A Warrants" remain authorized and outstanding (not exercised). No "Class B Warrants" were exercised during 1997, 1998 or 1999.

NOTE 12 - SALE OF STOCK AND GRANT OF OPTIONS

The Company's predecessor by reverse acquisition sold 540,000 shares of common stock to its president and chief executive officer for $10,000 cash and also granted purchase options to him during November 1997. The Company's options ("Stock Options") enable the holder to purchase up to 160,000 shares of the stock during the ten-year period commencing on the second anniversary of the date of this agreement for exercise prices ranging from $0.25 to $2.50 per share, and up to 160,000 additional shares of stock during the ten-year period commencing on the third anniversary of the date of this agreement for the exercise price of $5.00 per share. This agreement was dated November 11, 1997. No options were granted or exercised during 1998 or 1999.

Following is a summary of the status of fixed options outstanding at December 31, 1999, 1998 and 1997:

                                         Weighted
         Exercise                     Average Remaining        Weighted Average
       Price Range         Number     Contractual Life          Exercise Price
     --------------        ------   ----------------------    ------------------
     $0.25 to $5.00        320,000       5-10 years                $3.875

Of the 320,000 options referred to above, 160,000 are exercisable beginning November 11, 1999. These options were exercised in March 2000 at $1.00 per share with the Company receiving a total of $160,000. The remaining 160,000 options are not exercisable until November 11, 2000. The Company estimates that substantially all of these options will be exercised during the contractual period.

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

The Company has reviewed its business and processing systems and believes that the majority of its systems are already Year 2000 compliant or can be made so with software updates. Based on

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 14 -MERGERS AND ACQUISITIONS (continued)

preliminary assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial.

Nexland Limited Partnership
---------------------------
The combination of Nexland with Nexland LP is accounted for as a combination of common interest, which is similar to a pooling of interest. The financial statements have been restated for all periods presented. As of November 15, 1999, Nexland LP had accumulated losses of $259,461 and a net partners' deficit of $194,461. The original Partners' capital was $65,000, of which $100 was for Nexland's one percent general partnership interest.

WindStar Resources, Inc.
------------------------
On November 17, 1999, when Nexland, by reverse acquisition, became the successor entity, WindStar had liabilities in excess of assets of $82,551 after Nexland's advance payment to reduce WindStar debts of $25,000. The allocation to additional paid-in capital as part of this combination exceeded the available balance by $43,061, which was charged to accumulated deficit. In this combination, WindStar acquired all of the outstanding stock of Nexland. For accounting purposes, the acquisition has been treated as a recapitalization of Nexland with Nexland as the acquirer. The historical financial statements prior to November 17, 1999 are those of Nexland. Proforma information giving effect to the acquisition as if the acquisition took place on January 1, 1998 is as follows:

Proforma for year ended December 31, 1999:

                                                              Historical
                                                     ----------------------------          Proforma
                                                     Nexland            WindStar            Total
                                                   -----------         ----------       -----------
Revenue                                            $   263,338         $        -       $   263,338
Net Loss                                              (131,343)          (295,059)         (426,402)
Loss per share                                          nil                nil                (0.01)
Weighted average number of
  common stock shares outstanding                   29,500,000          4,213,23         33,713,230

Proforma for year ended December 31, 1998:

                                                              Historical
                                                     ----------------------------          Proforma
                                                     Nexland            WindStar            Total
                                                   -----------         ----------       -----------
Revenue                                            $         -         $        -       $         -
Net Loss                                               (99,902)          (160,664)         (260,566)
Loss per share                                           nil                (0.04)            (0.01)
Weighted average number of
  common stock shares outstanding                   29,500,000          4,162,223        33,662,223

As of December 31, 1999, the effect of the above business combination on Nexland's accumulated deficit is $259,461 of partnership losses from Nexland LP, $43,061 of recapitalization losses from WindStar, and $25,108 of operating losses.

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

NOTE 16 - MINERAL PROPERTIES

WindStar, immediately prior to the reverse acquisition, discontinued all mineral exploration, construction and mining operations. Although mineral exploration and mining are inherently speculative and subject to complex environmental regulations, at the time WindStar discontinued these activities, WindStar was unaware of any pending litigation or of any specific past or prospective matters which could affect the Company or its assets. The following disclosures of mineral properties summarize the recent activities of WindStar.

Eight mining claims were transferred to WindStar on June 30, 1995 by quitclaim deed in exchange for 1,240,000 shares of common stock. The mining claims were valued at the transferor cost of $13,000. Prior to November 17, 1999 and the acquisition, WindStar allowed these claims to expire, resulting in a charge against operations in the amount of $13,000.

One hundred twenty-eight mining claims located in the La Paz, Maricopa, and Yuma counties of Arizona were transferred to WindStar on November 16, 1996 by quitclaim deed in exchange for 1,600,000 units as explained in Note 10. Prior to November 17, 1999 and the acquisition, WindStar allowed these claims to expire resulting in a charge against operations in the amount of $66,076.

The four Red Raven II claims purchased from Maxam Gold Corporation have a royalty fee clause attached to them. The royalty fee, payable to Baragan Mountain Mining, LLC, is five percent of the net income from operations on the claims, or $50,000 annually (whichever is greater) beginning July 14, 1996. During 1998, WindStar settled a default on the $50,000 annual payment, which was due July 14, 1997, by the exchange of 22,000 shares of its common stock. This included $5,000 of interest, which had been accrued on the indebtedness. As part of this settlement, the $50,000 annual fee has been rescinded and future royalty fees will be calculated on 2.5% of net smelter return from production from those claims, if any.

NOTE 17 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company and its predecessor, Nexland LP, have generated no revenues before 1999. The Company recognized a net loss of $131,343 for 1999 from its activities and that of its predecessor. Nexland, Inc. has an accumulated deficit of $327,630 at December 31, 1999.

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 17 - GOING CONCERN (Continued)

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

NOTE 18 - CORRECTION OF ACCOUNTING FOR BUSINESS COMBINATIONS AND
          SUBSEQUENT EVENTS

The prior issued financial statements for the year ended December 31, 1999, did not recognize that a strict interpretation of the accounting for reverse acquisitions, should not result in the recognition of goodwill or intangible assets. Also, the accounting for a combination of common interests is equivalent to a pooling of interest.

The accounting for the combination with Nexland LP originally recognized $211,562 in the value of intangible assets (i.e. trademarks). This has been corrected and the Company's additional paid-in capital has been reduced by $211,562. Furthermore, for 1999, 1998, and 1997, the restated financial statements recognize the net effect of revenue, expenses and losses from operations from the partnership of $106,235, $99,902 and $53,324, respectively.

The prior issued financial statements recognized an increase in the value of trademarks of $1,116,976 from the recognition of a minimal stock valuation of the common stock issued in the combination and the net liabilities acquired from WindStar as part of the reverse acquisition. The Company should not have recognized any goodwill or increase in intangible assets as part of this combination. To correct this overstatement, the Company has reduced its additional paid-in capital by $1,116,976.

Furthermore, the prior financial statements for the year ended December 31, 1999 included amortization expense from trademarks of $8,292, which has been reduced to zero from the above changes. This results in a restated net loss of $25,108 from operations prior to the inclusion of Nexland LP's net loss for 1999 of $106,235.

The financial statements and the notes thereto reflect the appropriate disclosures for the above corrections.

NEXLAND, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 1999,
1998 and 1997

NOTE 18 - CORRECTION OF ACCOUNTING FOR BUSINESS COMBINATIONS AND
          SUBSEQUENT EVENTS (Continued)

In April and May 2000, subsequent to the prior issuance of these financial statements, the Company entered into employment agreements with a new chief executive officer and a new chief financial officer. These contracts, which are for two years, require base salaries of $150,000 and $100,000, respectively, and the issuance of shares of restricted common stock of 1,170,000 and 200,000, respectively. The base salary of the chief executive officer is subject to the Company raising one million dollars. The base salary of the chief financial officer will increase to $120,000 per year upon the Company raising one million dollars. The issuance of the shares of restricted common stock is subject to forfeiture, if the executives terminate their contracts during the initial two-year periods and other conditions.