Form 10-Q
period 2000-03-31
NEXLAND INC
filed 2000-05-22
CIK 1011722

UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,2000

                                  NEXLAND, INC.


                         Arizona                                                 65-0782410
                         -------                                                 ----------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification Number)

        1101 Brickell Avenue, Suite 702, North Tower Miami, Florida 33131
        -----------------------------------------------------------------
                Address of principal executive offices (Zip code)

                                 (305) 358-7771
                                 --------------
               Registrant's telephone number, including area code



(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days 1. [X] Yes
___No      2. ___Yes [X]  No

As of May 18, 2000, there were 35,678,916 shares outstanding of issuer's common stock.

                                TABLE OF CONTENTS



                          INDEX TO FINANCIAL STATEMENTS



                                                                    Page
                                                                    ----


         Balance Sheets                                               3
         Statements of Operations                                     4
         Statements of Cash Flows                                     5
         Notes to Financial Statements                                6


Part 1 - Financial Statements

                                 Balance Sheets
                                  NEXLAND, INC.


                                                                                         March 31, 2000    Dec.31, 1999
                                                                                            Unaudited

----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT

   Cash and cash equivalents                                                                   $160,528  $   4,231
   Accounts receivable                                                                          104,227     78,597
   Inventory                                                                                    205,478     56,467
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                            470,233    139,295

EQUIPMENT, NET                                                                                   12,315      4,775

OTHER ASSETS                                                                                      3,180      3,180
----------------------------------------------------------------------------------------------------------------------

                                                                                               $485,728   $147,250
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                                            $463,877   $196,061
   Accrued expenses                                                                              55,803     53,939
   Notes payable                                                                                 19,553     19,553
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                       539,233   $269,553

NOTES PAYABLE - RELATED PARTIES                                                                 201,917    201,917
----------------------------------------------------------------------------------------------------------------------

                                                                                                741,150   $471,470
----------------------------------------------------------------------------------------------------------------------

CAPITAL DEFICIT
   PREFERRED STOCK, 10,000,000 SHARES AUTHORIZED,
     $0.0001 PAR VALUE; NO SHARES OUTSTANDING                                                        --        --
   COMMON STOCK, 50,000,000 SHARES AUTHORIZED,                                                       --        --
     $0.0001 PAR VALUE; 34,094,703 ISSUED AND OUTSTANDING                                         3,410     3,410
ADDITIONAL PAID-IN CAPITAL                                                                      160,000
ACCUMULATED DEFICIT                                                                            (418,832) (327,630)
----------------------------------------------------------------------------------------------------------------------

TOTAL CAPITAL DEFICIT                                                                          (255,422) (324,220)
----------------------------------------------------------------------------------------------------------------------

                                                                                              $ 485,728  $147,250
----------------------------------------------------------------------------------------------------------------------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


                                  NEXLAND, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                             FOR THE              FOR THE
                                                                                               THREE                THREE
                                                                                              MONTHS               MONTHS
                                                                                               ENDED                ENDED
                                                                                           MARCH 31,            MARCH 31,
                                                                                                2000                 1999
-----------------------------------------------------------------------------------------------------------------------------
SALES                                                                                       $208,607               $3,887

COST OF SALES                                                                                 85,732                5,938
-----------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                                 122,875               (2,051)
-----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE                                                       207,701                5,565
   DEPRECIATION                                                                                  840                    -
-----------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                                     208,541                5,565

INTEREST EXPENSE                                                                               5,536                    -
-----------------------------------------------------------------------------------------------------------------------------

NET (LOSS)                                                                                $  (91,202)         $    (7,616)
-----------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                                            34,201,809           29,500,000

NET (LOSS) PER COMMON SHARE                                                                        -                    -

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


                                  NEXLAND, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         FOR THE                    FOR THE
                                                                                           THREE                      THREE
                                                                                    MONTHS ENDED               MONTHS ENDED
                                                                                       MARCH 31,                  MARCH 31,
                                                                                            2000                       1999
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   NET LOSS                                                                            $ (91,202)                   $(7,616)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTVITIES
       PROVISION FOR BAD DEBTS                                                             8,996                          -
       DEPRECIATION                                                                          840                          -
       (INCREASE) IN ACCOUNTS RECEIVABLE                                                 (34,626)                         -
       (INCREASE) IN INVENTORY                                                          (149,012)                    (6,505)
       INCREASE IN ACCOUNTS PAYABLE
         AND ACCRUED EXPENSES                                                            269,681                     14,696
-------------------------------------------------------------------------------------------------------------------------------

TOTAL ADJUSTMENTS                                                                         95,879                      8,191
-------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  4,677                        575
-------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   PURCHASE OF EQUIPMENT                                                                  (8,380)                         -
-------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   PROCEEDS FROM ISSUANCE OF EXERCISE OF OPTIONS                                         160,000                          -
   ADVANCES FROM STOCKHOLDER                                                                   -                      2,968
-------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                160,000                      2,968
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                156,297                      3,543
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           4,231                         23
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 160,528                    $ 3,566
-------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
   CASH PAID FOR TAXES                                                                 $       -                    $     -
   CASH PAID FOR INTEREST                                                              $       -                    $     -

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                  NEXLAND, INC.


NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. The balance sheet information for December 31, 1999 was derived from the audited financial statements included in the Company's Form 10K. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

         The following reconciles the components of the earnings per share (EPS) computation.


                                 For the three months ended March 31, 2000        For the three months ended March 31, 1999
                                ---------------------------------------------    ---------------------------------------------
                                         Loss           Shares     Per Share             Loss            Share      Per Share
                                  (Numerator)    (Denominator)        Amount      (Numerator)    (Denominator)         Amount
------------------------------------------------------------------------------------------------------------------------------
Loss per common share-basic         $(91,202)       34,201,809             -         $(7,616)        29,500,00        $     -
   and diluted
------------------------------------------------------------------------------------------------------------------------------

Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENTS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.

  This Quarterly Report contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of Nexland, Inc. (the "COMPANY"), (b) anticipated trends in the Company's industry, (c) the

Company's future financing plans and (d) the Company's ability to obtain financing and continue operations. In addition, when used in this Quarterly Report, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operation. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its marketing and promotional activities, and to achieve a level of sales adequate to support its cost structure. Through March 31, 2000, the Company has incurred losses totaling $418,832 and is developing a customer base for its product, all of which raise substantial doubt about the Company's ability to continue as a going concern.

         As previously reported in its Form 10-K ("FORM 10-K") for the year ended December 31, 1999, the Company needed to increase the sales of the Company's product and raise additional capital to continue its operations. Management believes that significant resources will be available from private and public sources in 2000 to continue the marketing of its internet sharing devices. Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company has no commitment for any additional capital and no assurances can be given that the Company will be successful in raising any new capital. The Company's inability to increase its sales and/or to raise new capital will have a material adverse effect on the Company's ability to continue its operations and financial condition and on its ability to continue as a going concern. See "Management's Plan of Operations and Discussion and Analysis - Liquidity and Capital Resources."

         SIGNIFICANT PLANT OR EQUIPMENT PURCHASES. The Company does not currently anticipate any significant plant or equipment purchases during the next twelve months.

         CHANGES IN THE NUMBER OF EMPLOYEES. The Company currently has eight (8) employees. If the Company is successful in increasing its sales level or in raising significant new capital, the Company anticipates hiring seventeen (17) additional personnel during the remainder of 2000. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS

SALES

         Sales increased substantially from the comparable period in 1999. This increase in sales was attributed to the Company's expansion and the increased marketability of its product.

COST OF SALES

         Cost of sales increased consistent with the increases in sales. The gross profit improved as a result of the Company being able to obtain better manufacturing costs due to economies of scale for its internet sharing devices. The Company began to ship its product during the later part of 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased in the three months ended March 31, 2000 over the comparable period in 1999. This increase is primarily attributable to the expenses incurred in connection with the marketability and sale of the Company's products as well as increase in personnel.

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided by the Company in operating activities aggregated $4,677. This was largely attributable to increased operating expenses, purchases of inventory and increases in accounts payable. The Company's net cash provided by financing activities aggregated $160,000 during the three months ended March 31, 2000, consisting of proceeds from exercise of options.

Since inception, the Company has relied principally upon the proceeds of private equity financings/loans to fund its working capital requirements and capital expenditures.

Although the Company cannot accurately predict the precise timing of future capital needs, the Company estimates that it will need to expend approximately $3,000,000 on new products, increasing its sales force and additional research and development. In addition, present operating costs are approximately $70,000
- per month and are expected to increase to approximately $250,000 per month by the third quarter of 2000.

The Company must obtain additional capital in order to increase marketing and sales efforts. The Company intends to raise additional capital through the exercise of the Class A and Class B Warrants for shares of Common stock, loans, and/or to enter into arrangements for such purposes with third parties. There is no assurance that the Company will be able to raise such additional capital or that, if available, the terms of such financing will be commercially acceptable to the Company. The Company has no significant operating history.

CAPITAL EXPENDITURES

During the three months ended March 31, 2000, the Company's net capital additions were $8,380. During 2000, the Company anticipates spending $300,000 in developing new products, purchasing computers and other systems.

No significant capital additions were made during the comparable period in 1999.

INFLATION

The Company has not been materially affected by the impact of inflation.

YEAR 2000 COMPLIANCE

The potential for software failure due to the Year 2000 calculations is a known risk. The Company recognizes the need to ensure that its operations, products and services are not adversely impacted by the Year 2000 risks. The Company has been advised by its major vendors that they are Year 2000 compliant. The Company does not anticipate any significant future costs relating to Year 2000, but continues to monitor the situation for any disruptions, due to Year 2000 related issues. The Company has not had its operations, products or services disrupted with any Year 2000 issues and does not expect any material disruptions related to Year 2000 issues, for the year 2000.

Part II

ITEM 1. Legal Proceedings

         The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its officers and Directors are parties to any legal proceeding or litigation. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation.

ITEM 2. Changes In Securities And Use of Proceeds

                  On April 25, 2000, pursuant to an employment contract between the Company and Enrique Dillon, the Company issued 1,170,000 shares of common stock to Enrique Dillon. On May 1, 2000, pursuant to an employment contract between the Company and Martin Dell'Oca, the Company issued 200,000 shares of common stock to Martin Dell'Oca. Because the shares the were issued for services, neither transaction involved the payment of money to the Company. The shares under both employment contracts, are subject to forfeiture in the event the employees resign or are terminated for cause prior to the initial two-year terms of their respective employment agreements. Pending the forfeiture periods, the shares are held in escrow. The Company relied upon the exemption provided by ss.4(2) of the Securities Act, for "transactions by an issuer not involving any public offering."

ITEM 3. Defaults Upon Senior Securities

         Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

         None

ITEM 5. Other Information

         The Company has amended its 10K for the fiscal year ended 1999. The method of accounting business combinations employed in connection with the Form 10K dated April 14, 2000 has been determined to be inappropriate. The Company has elected to correct these financial statements for the effects of these combinations. Accordingly, 1999, 1998 and 1997 financial statements have been restated.

ITEM 6. Exhibits and Reports on Form 8-K


         The following documents are incorporated by reference from the Registrant's Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "Commission") Commission File No. 333-3074 on April 1, 1996 and declared effective by the Commission on August 16, 1996

Number   Document
------   --------
3.1      Articles of Incorporation
3.2      Amended Articles of Incorporation
3.3      Bylaws of the Company
4.1      Specimen certificate for Common Stock
4.2      Specimen certificate for Class A Redeemable Warrant
4.3      Specimen certificate for Class B Redeemable Warrant

         The following documents are incorporated by reference from the Registrant's Form 10-K Annual Report for the period ended December 31, 1997:

Number   Document
99.1     Stock Purchase Agreement
99.2     Employment Agreement with Fred Schmid

         The following documents are incorporated by reference from the Registrant's Form 10-K Annual Report for the period ended December 31, 1998:

Number   Document
------   --------
3.3      Amended Articles of Incorporation dated December 31, 1997
3.4      Amended Articles of Incorporation dated April 15, 1998

         The following documents are incorporated by reference from the Registrant's Form 8-K Report filed with the Securities and Exchange Commission (the "Commission") Commission file #333-3074, on December 3, 1999:

Number   Document
------   --------
10.1     March 14, 2000 Consulting Agreement between Nexland S.A. and the
         Company

10.2 November 17, 1999, Mutual Non-Competition Agreement between Nexland, S.A. and the Company

10.3 November 17, 1999, Co-Operation Agreement between Smerwick, Ltd. And the Company

         The following documents are incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission (the "Commission") Commission file #333-3074, on March 14, 2000

         Independent Auditor's Report

         Financial Statements and Pro Forma Financial Statements for the periods ending December 31, 1997, December 31, 1998 and November 17, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Nexland, Inc.



Dated:  May 22, 2000                        By: /s/ Martin Dell'Oca
                                               -------------------------------
                                               Martin Dell'Oca