Form 10-Q/A
period 2000-03-31
NEXLAND INC
filed 2000-05-30
CIK 1011722

UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QA


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

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

                                                 March 31, 2000  Dec.31, 1999
                                                    Unaudited
----------------------------------------------------------------------------
ASSETS
CURRENT
   Cash and cash equivalents                        $ 160,528      $   4,231
   Accounts receivable                                104,227         78,597
   Inventory                                          205,478         56,467
----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  470,233        139,295
EQUIPMENT, NET                                         12,315          4,775
OTHER ASSETS                                            3,180          3,180
----------------------------------------------------------------------------
                                                    $ 485,728      $ 147,250
----------------------------------------------------------------------------
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
   Accounts payable                                 $ 463,877      $ 196,061
   Accrued expenses                                    55,803         53,939
   Notes payable                                       19,553         19,553
----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             539,233      $ 269,553
NOTES PAYABLE - RELATED PARTIES                       201,917        201,917
----------------------------------------------------------------------------
                                                      741,150      $ 471,470
----------------------------------------------------------------------------
CAPITAL DEFICIT
   PREFERRED STOCK, 10,000,000 SHARES AUTHORIZED,
     $0.0001 PAR VALUE; NO SHARES OUTSTANDING              --             --
   COMMON STOCK, 50,000,000 SHARES AUTHORIZED,             --             --
     $0.0001 PAR VALUE; 34,308,916 and 34,094,703
 ISSUED AND OUTSTANDING                                 3,431          3,410
ADDITIONAL PAID-IN CAPITAL                            492,033
ACCUMULATED DEFICIT                                  (750,886)      (327,630)
----------------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                                (255,422)      (324,220)
----------------------------------------------------------------------------
                                                    $ 485,728      $ 147,250
----------------------------------------------------------------------------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS




                                       NEXLAND, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                FOR THE        FOR THE
                                                  THREE          THREE
                                                 MONTHS         MONTHS
                                                  ENDED          ENDED
                                              MARCH 31,      MARCH 31,
                                                   2000           1999
-----------------------------------------------------------------------
SALES                                      $    208,607    $      3,887
COST OF SALES                                    85,732           5,938
-----------------------------------------------------------------------
GROSS PROFIT                                    122,875          (2,051)
-----------------------------------------------------------------------
OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE          539,755           5,565
   DEPRECIATION                                     840              --
-----------------------------------------------------------------------
TOTAL OPERATING EXPENSES                        540,595           5,565

INTEREST EXPENSE                                  5,536              --
-----------------------------------------------------------------------
NET (LOSS)                                     (423,256)   $     (7,616)
-----------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                               34,128,708      29,500,000

NET (LOSS) PER COMMON SHARE                ($       .01)             --

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                         NEXLAND, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                     FOR THE            FOR THE
                                                                                       THREE              THREE
                                                                                MONTHS ENDED       MONTHS ENDED
                                                                                   MARCH 31,          MARCH 31,
                                                                                        2000               1999
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   NET LOSS                                                                        $(423,256)        $  (7,616)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
     PROVISION FOR BAD DEBTS                                                           8,996                --
     DEPRECIATION                                                                        840                --
     EXPENSES PAID BY ISSUANCE OF
     COMMON STOCK                                                                    332,054                --
       (INCREASE) IN ACCOUNTS RECEIVABLE                                             (34,626)               --
       (INCREASE) IN INVENTORY                                                      (149,012)           (6,505)
       INCREASE IN ACCOUNTS PAYABLE
       AND ACCRUED EXPENSES                                                          269,681            14,696
---------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                                    427,933             8,191
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                                                            4,677               575
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   PURCHASE OF EQUIPMENT                                                              (8,380)               --
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   PROCEEDS FROM ISSUANCE OF EXERCISE
          OF OPTIONS                                                                 160,000                --
   ADVANCES FROM STOCKHOLDER                                                              --             2,968
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                                          160,000             2,968
---------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                         156,297             3,543
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                    4,231                23
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT

END OF PERIOD                                                                      $ 160,528         $   3,566
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   CASH PAID FOR TAXES                                                             $      --         $      --
   CASH PAID FOR INTEREST                                                          $      --         $      --


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

2. EARNINGS PER SHARE

         The following reconciles the components of the earnings per share (EPS) computation.


                                For the three months ended March 31, 2000        For the three months ended March 31, 1999
                            ---------------------------------------------        ------------------------------------------
                                Loss                Shares        Per Share        Loss            Share          Per Share
                            (Numerator)         (Denominator)      Amount       (Numerator)     (Denominator)      Amount
---------------------------------------------------------------------------------------------------------------------------
Loss per common share-
basic and diluted            $(423,256)        34,128,708          ($.01)        $(7,616)      29,500,000        $     --

Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

3. Capital Deficit

During the three months ended March 31, 2000, the Company issued 15,000 shares of common stock to a consultant for services rendered and recorded a charge to consulting fees with a corresponding credit to additional paid-in capital in the amount of $91,875.

During the three months ended March 31, 2000, the Company issued 39,213 shares of common stock in connection with the late filing of the Company's Form S-1 and recorded a charge to penalty expense with a corresponding credit to additional paid-in capital in the amount of $240,179.

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

GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operation. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its marketing and promotional activities, and to achieve a level of sales adequate to support its cost structure. Through March 31, 2000, the Company has incurred losses totaling $750,886 and is developing a customer base for its product, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased in the three months ended March 31, 2000 over the comparable period in 1999. This increase is primarily attributable to the expenses incurred in connection with the marketability and sale of the Company's products as well as increase in personnel. In addition, during the three months ended March 31, 2000, the Company recorded a charge in the amount of $332,054 in connection with the issuance of common stock to a consultant ($91,875) and for penalties ($240,179) as a result of the Company's late filing of its Form S-1.

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

Although the Company cannot accurately predict the precise timing of future capital needs, the Company estimates that it will need to expend approximately $3,000,000 on new products, increasing its sales force and additional research and development. In addition, present operating costs are approximately $70,000
- - per month and are expected to increase to approximately $250,000 per month by the third quarter of 2000.

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

ITEM 2. Changes In Securities And Use of Proceeds

                  On April 25, 2000, pursuant to an employment contract between the Company and Enrique Dillon, the Company issued 1,170,000 shares of common stock to Enrique Dillon. On May 1, 2000, pursuant to an employment contract between the Company and Martin Dell'Oca, the Company issued 200,000 shares of common stock to Martin Dell'Oca. Because the shares were issued for services, neither transaction involved the payment of money to the Company. The shares under both employment contracts, are subject to forfeiture in the event the employees resign or are terminated for cause prior to the initial two-year terms of their respective employment agreements. Pending the forfeiture periods, the shares are held in escrow. The Company relied upon the exemption provided by ss.4(2) of the Securities Act, for "transactions by an issuer not involving any public offering."

ITEM 3. Defaults Upon Senior Securities

         Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

         None

ITEM 5. Other Information

         The Company has amended its 10K for the fiscal year ended 1999. The method of accounting for business combinations employed in connection with the Form 10K dated April 14, 2000 has been determined to be inappropriate. The Company has corrected these financial statements for the effects of these combinations. Accordingly, 1999, 1998 and 1997 financial statements have been restated.

ITEM 6. Exhibits and Reports on Form 8-K


         The following documents are incorporated by reference from the Registrant's Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "Commission") Commission File No. 333-3074 on April 1, 1996 and declared effective by the Commission on August 16, 1996

Number   Document
- ------   --------
3.1      Articles of Incorporation
3.2      Amended Articles of Incorporation
3.3      Bylaws of the Company
4.1      Specimen certificate for Common Stock
4.2      Specimen certificate for Class A Redeemable Warrant
4.3      Specimen certificate for Class B Redeemable Warrant

         The following documents are incorporated by reference from the Registrant's Form 10-K Annual Report for the period ended December 31, 1997:

Number   Document
------   --------
99.1     Stock Purchase Agreement
99.2     Employment Agreement with Fred Schmid

         The following documents are incorporated by reference from the Registrant's Form 10-K Annual Report for the period ended December 31, 1998:

Number   Document
------   --------
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

                                               Nexland, Inc.



Dated:  May 30, 2000                           By: /s/ Martin Dell'Oca
                                               -------------------------------
                                               Martin Dell'Oca