Form 10-Q
period 2000-06-30
NEXLAND INC
filed 2000-08-09
CIK 1011722

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                                  NEXLAND, INC.
--------------------------------------------------------------------------------


         Arizona                                            65-0782410
 ------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


       1101 Brickell Avenue, North Tower, Suite 200, Miami, Florida 33131
--------------------------------------------------------------------------------
                Address of principal executive office (Zip code)


                                 (305) 358-7771
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days
1. [X] Yes [ ] No   2. [ ] Yes [X] No

As of July 28, 2000, there were 35,023,916 shares outstanding of issuer's common stock.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
         PART I

              Financial Information

         ITEM I

              Nexland, Inc.
                 Index to Financial Statements
                   Balance Sheet                                                                               3
                   Statements of Operations                                                                    4
                   Statements of Cash Flows                                                                    5
                   Notes to Financial Statements                                                               6


PART 1 - FINANCIAL STATEMENTS

                                 NEXLAND, INC.
                                 BALANCE SHEETS

                                                                 June 30,
                                                               (Unaudited)      December 31,
                                                                  2000              1999
                                                              -----------       -----------
ASSETS
CURRENT
   Cash and cash equivalents                                  $    38,145       $     4,231
   Accounts receivable                                            125,455            78,597
   Inventory                                                      173,358            56,467
                                                              -----------       -----------

TOTAL CURRENT ASSETS                                              336,958           139,295

EQUIPMENT, NET                                                     19,707             4,775
DEPOSITS AND OTHER ASSETS                                          33,180             3,180
                                                              -----------       -----------
                                                              $   389,845       $   147,250
                                                              ===========       ===========

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
   Accounts payable                                           $   510,586       $   196,061
   Accrued expenses                                                61,459            53,939
   Notes payable                                                   19,553            19,553
                                                              -----------       -----------

TOTAL CURRENT LIABILITIES                                         591,598           269,553
NOTES PAYABLE - RELATED PARTIES                                   201,917           201,917
                                                              -----------       -----------
                                                                  793,515           471,470
                                                              -----------       -----------

CAPITAL DEFICIT
   PREFERRED STOCK, 10,000,000 SHARES AUTHORIZED,
     $0.0001 PAR VALUE; NO SHARES OUTSTANDING                          --                --
   COMMON STOCK, 50,000,000 SHARES AUTHORIZED,
     $0.0001 PAR VALUE; 35,023,916 and 34,094,703 ISSUED
     AND OUTSTANDING                                                3,502             3,410
ADDITIONAL PAID-IN CAPITAL                                      2,163,837                --
UNEARNED COMPENSATION                                            (458,334)               --
ACCUMULATED DEFICIT                                            (2,112,675)         (327,630)
                                                              -----------       -----------

TOTAL CAPITAL DEFICIT                                            (403,670)         (324,220)
                                                              -----------       -----------

                                                              $   389,845       $   147,250
                                                              ===========       ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                  NEXLAND, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                               FOR THE            FOR THE            FOR THE            FOR THE
                                                THREE              THREE               SIX                SIX
                                               MONTHS             MONTHS              MONTHS             MONTHS
                                                ENDED              ENDED              ENDED              ENDED
                                               JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                2000               1999                2000               1999
                                            ------------       ------------       ------------       ------------
SALES                                       $    241,270       $     31,015       $    440,880       $     34,902
COST OF SALES                                     91,463             21,403            177,195             27,342
                                            ------------       ------------       ------------       ------------
GROSS PROFIT                                     149,807              9,612            263,685              7,560
                                            ------------       ------------       ------------       ------------

OPERATING EXPENSES:
   EXPENSE IN CONNECTION WITH ISSUANCE
     OF COMMON STOCK FOR COMPENSATION          1,125,000                 --          1,125,000                 --
   SELLING, GENERAL AND ADMINISTRATIVE           379,786             11,836            910,544             15,320
   DEPRECIATION                                    1,274                 --              2,114                 --
                                            ------------       ------------       ------------       ------------

TOTAL OPERATING EXPENSES                       1,506,060             11,836          2,037,658             15,320

INTEREST EXPENSE                                   5,536                 --             11,072                 --
                                            ------------       ------------       ------------       ------------
NET (LOSS)                                  $ (1,361,789)      $     (2,224)      $ (1,785,045)      $     (7,760)
                                            ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  34,457,472         29,500,000         34,293,178         29,500,000

NET (LOSS) PER COMMON SHARE                 $       (.04)      $         --       $       (.05)      $         --



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                  NEXLAND, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                FOR THE           FOR THE
                                                                  SIX               SIX
                                                              MONTHS ENDED      MONTHS ENDED
                                                                JUNE 30,          JUNE 30,
                                                                  2000              1999
                                                              -----------       -----------

OPERATING ACTIVITIES:
   NET LOSS                                                   $(1,785,045)      $    (7,760)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
       COMPENSATION CHARGES IN CONNECTION WITH
         EMPLOYMENT AGREEMENT                                      41,666                --
       COMPENSATION CHARGE IN CONNECTION
         WITH SEVERANCE                                         1,125,000                --
       EXPENSES PAID BY ISSUANCE OF COMMON STOCK                  378,929                --
       DEPRECIATION                                                 2,114                --
       CHANGES IN ASSETS AND LIABILITIES:
         (INCREASE) IN ACCOUNTS RECEIVABLE                        (46,858)             (837)
         (INCREASE) IN INVENTORY                                 (116,891)          (73,281)
         (INCREASE) IN PREPAID EXPENSES AND OTHER ASSETS          (30,000)               --
         INCREASE IN ACCOUNTS PAYABLE
           AND ACCRUED EXPENSES                                   322,045           100,675
                                                              -----------       -----------

TOTAL ADJUSTMENTS                                               1,676,005            26,557
                                                              -----------       -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (109,040)           18,797
                                                              -----------       -----------

INVESTING ACTIVITIES:
   PURCHASE OF EQUIPMENT                                          (17,046)           (1,943)
                                                              -----------       -----------

FINANCING ACTIVITIES:
   PROCEEDS FROM ISSUANCE OF EXERCISE OF OPTIONS                  160,000                --
   ADVANCES FROM STOCKHOLDER                                           --            12,916
                                                              -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         160,000            12,916
                                                              -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          33,914            29,770
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    4,231                23
                                                              -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    38,145       $    29,793
                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES:
   CASH PAID FOR TAXES                                        $        --       $        --
   CASH PAID FOR INTEREST                                     $     5,536       $        --
   ISSUANCE OF COMMON STOCK FOR COMPENSATION                  $   500,000       $        --
   ISSUANCE OF COMMON STOCK FOR SEVERANCE                     $ 1,125,000       $        --
   ISSUANCE OF COMMON STOCK FOR EXPENSES PAID                 $   378,929       $        --



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                  NEXLAND, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30. 2000 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

         The following reconciles the components of the earnings per share (EPS) computation.

                                     For the six months ended June 30, 2000           For the six months ended June 30, 1999
                                 ----------------------------------------------    ---------------------------------------------
                                    Loss            Shares            Per Share        Loss            Share            Per Share
                                 (Numerator)     (Denominator)          Amount     (Numerator)     (Denominator)          Amount
                                 -----------     -------------        ---------    -----------     -------------        --------
Loss per common share-basic
   and diluted                  $(1,785,045)      34,293,178            $(.05)      $  (7,760)       29,500,000          $    --



Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and dilutive options and warrants outstanding. All options and warrants have an anti-dilutive effect and are excluded from the calculation.

3. CAPITAL DEFICIT

         During the six months ended June 30, 2000, the Company issued 30,000 shares of common stock to a consultant for services rendered and recorded a charge to consulting fees with a corresponding credit to additional paid-in capital in the amount of $138,750.

         During the six months ended June 30, 2000, the Company issued 39,213 shares of common stock in connection with the late filing of the Company's Form S-1 and recorded a charge to penalty expense with a corresponding credit to additional paid-in capital in the amount of $240,179.

         On April 25, 2000, pursuant to an employment contract between the Company and Enrique Dillon (the Chief Executive Officer at that time), the Company issued 1,170,000 shares of common stock to Enrique Dillon. On May 1, 2000, pursuant to an employment contract between the Company and Martin Dell'Oca (Chief Financial Officer) the Company issued 200,000 shares of common stock to Martin Dell'Oca. The shares under both employment contracts, are subject to forfeiture in the event the employees resign or are terminated for cause prior to the initial two-year terms of their respective employment agreements. Pending the forfeiture periods, the shares are held in escrow.

In connection with these employment agreements, the Company recorded as a charge to stockholders' equity as unearned compensation equivalent to the market value of the common stock at the date of grant and is being amortized over the period of the employment agreement. Amortization of $41,666 was recorded during the six month period ended June 30, 2000.

On June 30, 2000, Mr. Dillon resigned from his position in the Company for personal reasons. In connection with his resignation, the 1,170,000 shares of common stock issued in connection with his employment agreement were forfeited. The Company in consideration of the termination of the employment agreement issued 500,000 shares of common stock to the former executive. In connection with this, the Company recorded a charge to operations in the amount of $1,125,000 during the six-month period ended June 30, 2000.

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

GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operation. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its marketing and promotional activities, and to achieve a level of sales adequate to support its cost structure. Through June 30, 2000, the Company has incurred losses totaling $2,112,675, out of which $1,545,595 are expenses paid by the issuance of common stock, plus $327,630 accumulated deficit in 1999, all of which raise substantial doubt about the Company's ability to continue as a going concern.

         As previously reported in its Form 10-K ("FORM 10-K") for the year ended December 31, 1999, the Company needed to increase the sales of the Company's product and raise additional capital to continue its operations. Management believes that significant resources will be available from private and public sources in 2000 to continue the marketing of its internet sharing devices. Management has established plans designed to increase the sales of the Company's products. Management intends to seek capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company has no commitment for any additional capital and no assurances can be given that the Company will be successful in raising any new capital. The Company has raised $12,113 through the exercise of the Class A Warrants as of the date of this filing, and $30,000 through a $1,000,000 Private Placement available through October 1, 2000. On August 8, 2000, the Company issued a 30 day call for redemption of all outstanding Class A Warrants. Class A Warrant holders must exercise by September 8, 2000 at $1.00 per share, or the warrants will be redeemed by the Company for $0.0025 per A warrant. The Company's inability to increase its sales and/or to raise new capital will have a material adverse effect on the Company's ability to continue its operations, its financial condition, and on its ability to continue as a going concern. See "Management's Plan of Operations and Discussion and Analysis - Liquidity and Capital Resources."

SIGNIFICANT PLANT OR EQUIPMENT PURCHASES.

         The Company does not currently anticipate any significant plant or equipment purchases during the next twelve months.

CHANGES IN THE NUMBER OF EMPLOYEES.

         The Company currently has thirteen (13) employees. If the Company is successful in increasing its sales level or in raising significant new capital, the Company anticipates hiring twelve (12) additional personnel during the remainder of 2000. The Company believes that this personnel will be adequate to accomplish the tasks set forth in its plan.

SALES

         During the three and the six month period ended June 30, 2000, sales increased substantially from the comparable period in 1999. These increases in sales were attributed to the Company's expansion and the increased marketability of its product. Sales for the six months ended June 30, 2000 were $440,880 representing an increase of 1,200% over the comparable period. The Company began to market its product during the later part of 1999.

COST OF SALES

         Cost of sales increased consistent with the increases in sales. The gross profit improved as a result of the Company being able to obtain better manufacturing costs due to economic of scale for its internet sharing devices.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased in the three and the six month period ended June 30, 2000 over the comparable periods in 1999. The increases are primarily attributable to the expenses incurred in connection with the marketability and sale of the Company's products as well as increase in personnel and increases in professional and consulting costs ($325,408). In addition, during the six months ended June 30, 2000, the Company recorded a charge in the amount of $378,929 in connection with the issuance of the common stock to a consultant ($138,750) and for penalties to former shareholders ($240,179) as a result of the Company's late filing of its Form S-1.

         Expense in connection with issuance of common stock increased by $1,166,666 during the six month period ended June 30, 2000, as compared to the same period in the prior year. The increase was directly related to amortization of unearned compensation ($41,666) and severance charge recorded $(1,125,000), related to resignation of the Company's Chief Executive Officer.

LIQUIDITY AND CAPITAL RESOURCES

         During the six month period ended June 30, 2000, the net cash used by the Company in operating activities aggregated $109,040. This was largely attributable to increased operating expenses, purchases of inventory and increases in accounts payable. The Company's net cash provided by financing activities aggregated $160,000 during the six months ended June 30, 2000, consisting of proceeds from exercise of options.

         Since inception, the Company has relied principally upon the proceeds of private equity financings/loans to fund its working capital requirements and capital expenditures.

         The Company estimates that it will need to expend approximately $3,000,000 on new products, increasing its sales force and additional research and development. In addition, present operating costs are approximately $70,000 per month and are expected to increase to approximately $250,000 per month by the third quarter of 2000.

         The Company must obtain additional capital in order to increase marketing and sales efforts. The Company intends to raise additional capital through the exercise of the Class A and Class B Warrants for shares of Common stock, loans, and/or to enter into arrangements for such purposes with third parties. There is no assurance that the Company will be able to raise such additional capital or that, if available, the terms of such financing will be commercially acceptable to the Company. The Company has no significant operating history. As noted above, on August 8, 2000 the Company issued a call for its Class A Warrants.

CAPITAL EXPENDITURES

         During the six months ended June 30, 2000, the Company's net capital additions were $17,046. During 2000, the Company anticipates spending $300,000 in developing new products, purchasing computers and other systems.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 25, 2000, pursuant to an employment contract between the Company and Enrique Dillon, the Company issued 1,170,000 shares of common stock to Enrique Dillon. On May 1, 2000, pursuant to an employment contract between the Company and Martin Dell'Oca, the Company issued 200,000 shares of common stock to Martin Dell'Oca. Because the shares were issued for services, neither transaction involved the payment of money to the Company. The shares under both employment contracts, are subject to forfeiture in the event the employees resign or are terminated for cause prior to the initial two-year terms of their respective employment agreements. Pending the forfeiture periods, the shares are held in escrow. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, for "transactions by an issuer not involving any public offering."

         On June 30, 2000, the employment agreement between the Company and Enrique Dillon was terminated. Pursuant to the severance agreement, the 1,170,000 shares of common stock issued in connection with the employment agreement were forfeited and cancelled. In connection with the severance agreement, the Company issued 500,000 shares of common stock to Enrique Dillon in consideration of the termination of the employment agreement. The Company has agreed with Mr. Dillon to register these shares on its next registration statement for selling shareholders. As a result, the Company recorded a charge to operations in the amount of $1,125,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         The Company has amended its 10K for the fiscal year ended 1999. The method of accounting for business combinations has been determined to be inappropriate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are incorporated by reference from the Registrant's Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "Commission") Commission File No. 333-3074 on April 1, 1996 and declared effective by the Commission on August 16, 1996.

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

        Number    Document
        ------    --------

         10.1 March 14, 2000 Consulting Agreement between Nexland S.A. and the Company

         10.2 November 17, 1999, Mutual Non-Competition Agreement between Nexland, S.A. and the Company

         10.3 November 17, 1999, Co-Operation Agreement between Smerwick, Ltd. and the Company


         The following documents are filed herewith:

         23       Consent of Allan M. Lerner, P.A.

         27       Financial Data Schedule


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Nexland, Inc.



Dated:  August 9, 2000             By: /s/ Martin Dell'Oca
                                       -------------------------------
                                       Martin Dell'Oca
                                       Chief Financial Officer