Form 10-Q
period 2000-09-30
NEXLAND INC
filed 2000-11-13
CIK 1011722

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                          NEXLAND, INC. AND SUBSIDIARY

         DELAWARE                                           EIN 371356503
------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

       1101 BRICKELL AVENUE, NORTH TOWER, SUITE 200, MIAMI, FLORIDA 33131
       ------------------------------------------------------------------
                Address of principal executive offices (Zip code)

                                 (305) 358-7771
               --------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days 1. X Yes ___No 2. [X] Yes [ ] No

As of October 31, 2000, there were 35,871,024 shares outstanding of issuer's common stock.

                                TABLE OF CONTENTS


PART I.....................................................................3
         Financial Statements
         Consolidated Balance Sheets ......................................3
         Consolidated Statements of Operations.............................4
         Consolidated Statements of Cash Flows.............................5
         Notes to The Consolidated Financial Statements....................6

ITEM 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................9
         Forward-looking Statements And Associated Risks...................9
         Going Concern ....................................................9
         Significant Plant or Equipment Purchases.........................10
         Changes in The Number of Employees...............................10
         Management's Discussion And Analysis.............................10
         Sales............................................................10
         Cost of Sales ...................................................10
         Selling, General And Administrative..............................10
         Interest Expense ................................................12
         Liquidity And Capital Resources..................................12
         Inflation........................................................12

PART II...................................................................13

         ITEM 1. Legal Proceedings........................................13
         ITEM 2. Changes In Securities and Use of Proceeds ...............13
         ITEM 3. Defaults Upon Senior Securities .........................13
         ITEM 4. Submission of Matters to a Vote of Security Holders......13
         ITEM 5. Other Information........................................14
         ITEM 6. Exhibits ................................................14

SIGNATURES................................................................16

                              FINANCIAL STATEMENTS
                          NEXLAND, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                                             September 30,           December 31,
                                                                                      2000                   1999
                                                                               (Unaudited)
ASSETS
CURRENT
         Cash and cash equivalents                                             $    88,485           $     4,231
         Accounts receivable                                                       157,589                78,597
         Inventory                                                                 155,767                56,467
                                                                               -----------           -----------
TOTAL CURRENT ASSETS                                                               401,841               139,295

EQUIPMENT, NET                                                                      27,536                 4,775
DEPOSITS AND OTHER ASSETS                                                           48,180                 3,180
                                                                               -----------           -----------
TOTAL ASSETS                                                                   $   477,557           $   147,250
                                                                               ===========           ===========
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
         Accounts payable                                                      $   654,930           $   196,061
         Accrued expenses                                                           78,951                53,939
         Notes payable                                                              19,553                19,553

TOTAL CURRENT LIABILITIES                                                          753,434               269,553
NOTES PAYABLE - RELATED PARTIES                                                    201,917               201,917
                                                                               -----------           -----------
                                                                                   955,351               471,470
CAPITAL DEFICIT
         PREFERRED STOCK, 10,000,000 SHARES AUTHORIZED,
                  $0.0001 PAR VALUE; NO SHARES OUTSTANDING                              --                    --
         COMMON STOCK, 50,000,000 SHARES AUTHORIZED,
                  $0.0001 PAR VALUE; 35,174,977 and 34,094,703 ISSUED
                  AND OUTSTANDING                                                    3,517                 3,410
ADDITIONAL PAID-IN CAPITAL                                                       2,308,666                    --
UNEARNED COMPENSATION                                                             (395,835)                   --
ACCUMULATED DEFICIT                                                             (2,394,142)             (327,630)

TOTAL CAPITAL DEFICIT                                                             (477,794)             (324,220)
                                                                               -----------           -----------
TOTAL LIABILITIES & STOCKHOLDER EQUITY                                         $   477,557           $   147,250
                                                                               ===========           ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       NEXLAND, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE                  FOR THE                FOR THE                FOR THE
                                                      THREE                    THREE                   NINE                   NINE
                                                     MONTHS                   MONTHS                 MONTHS                 MONTHS
                                                      ENDED                    ENDED                  ENDED                  ENDED
                                                  SEPTEMBER                SEPTEMBER              SEPTEMBER              SEPTEMBER
                                                        30,                      30,                    30,                    30,
                                                       2000                     1999                   2000                   1999

SALES                                            $    319,574           $     47,876           $    760,454           $     82,778
COST OF SALES                                         144,909                 54,944                322,104                 82,285
                                                 ------------           ------------           ------------           ------------
GROSS PROFIT                                          174,665                 (7,068)               438,350                    493

OPERATING EXPENSES:
    EMPLOYEE COMPENSATION/SEVERANCE
         PAID IN COMMON STOCK                          62,499                     --              1,229,165                     --
    SELLING, GENERAL AND ADMINISTRATIVE               386,740                 64,287              1,255,611                 81,688
    DEPRECIATION                                        1,500                     --                  3,614                     --
                                                 ------------           ------------           ------------           ------------
TOTAL OPERATING EXPENSES                              450,739                 64,287              2,488,390                 81,688

INTEREST EXPENSE                                        5,400                     --                 16,472                     --

                                                 ------------           ------------           ------------           ------------
NET (LOSS)                                       $   (281,474)          $    (71,355)          $ (2,066,512)          $    (81,195)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                      35,079,382             29,500,000             34,558,126             29,500,000

NET (LOSS) PER COMMON SHARE                      $       (.01)          $         --           $       (.06)          $         --



        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

       NEXLAND, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                           FOR THE              FOR THE
                                                                                              NINE                 NINE
                                                                                      MONTHS ENDED         MONTHS ENDED
                                                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                                                              2000                 1999

OPERATING ACTIVITIES:
         NET LOSS                                                                    $(2,066,512)          $   (81,195)
                  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
                  CASH (USED IN) OPERATING ACTIVITIES:
                           COMPENSATION CHARGES IN CONNECTION WITH
                                    EMPLOYMENT AGREEMENT                                 104,165                    --
                           COMPENSATION CHARGE IN CONNECTION
                                    WITH SEVERANCE                                     1,125,000                    --
                           EXPENSES PAID BY ISSUANCE OF COMMON STOCK                     378,929                    --
                           DEPRECIATION                                                    3,614                    --
                           CHANGES IN ASSETS AND LIABILITIES:
                                    (INCREASE) IN ACCOUNTS RECEIVABLE                    (78,992)                   --
                                    (INCREASE) IN INVENTORY                              (99,300)              (39,572)
                                    (INCREASE) IN DEPOSITS AND OTHER ASSETS              (45,000)                   --
                                    INCREASE IN ACCOUNTS PAYABLE
                                            AND ACCRUED EXPENSES                         483,881               111,842
                                                                                     -----------           -----------
TOTAL ADJUSTMENTS                                                                      1,872,297                72,270
                                                                                     -----------           -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                                 (194,215)               (8,925)

INVESTING ACTIVITIES:
         PURCHASE OF EQUIPMENT                                                           (26,375)               (2,251)
                                                                                     -----------           -----------
FINANCING ACTIVITIES:
         PROCEEDS FROM ISSUANCE OF WARRANTS                                               45,491                    --
         PROCEEDS FROM ISSUANCE OF COMMON STOCK                                           99,353                    --
         PROCEEDS FROM EXERCISE OF OPTIONS                                               160,000                    --
         ADVANCES FROM STOCKHOLDER                                                            --                15,365
                                                                                     -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                304,844                15,365

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 84,254                 4,189
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           4,231                    23
                                                                                     -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    88,485           $     4,212
                                                                                     ===========           ===========

SUPPLEMENTAL DISCLOSURES:
         CASH PAID FOR TAXES                                                         $        --           $        --
         CASH PAID FOR INTEREST                                                      $        --           $        --
         ISSUANCE OF COMMON STOCK FOR COMPENSATION                                   $   500,000           $        --
         ISSUANCE OF COMMON STOCK FOR SEVERANCE                                      $ 1,125,000           $        --
         ISSUANCE OF COMMON STOCK FOR CONSULTING SERVICES AND
                  LATE FILING FEES FOR THE COMPANY'S S-1                             $   378,929           $        --



         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          NEXLAND, INC. AND SUBSIDIARY


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1. FINANCIAL STATEMENTS


         In the opinion of the Company, the accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. FORMATION OF A NEW SUBSIDIARY


         In September 2000 the Company formed a new wholly-owned subsidiary, Nexland Canada, located in Victoria, B.C. The subsidiary was formed to offer the Company's products to Canadian customers and to expand operations beyond the USA market. During the three months ended September 30, 2000, the operations of the subsidiary were not significant.

3. EARNINGS PER SHARE

         Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and dilutive options and warrants outstanding. All options and warrants have an anti-dilutive effect and are excluded from the calculation.

4. CAPITAL DEFICIT


         During the nine months ended September 30, 2000, the Company issued 30,000 shares of common stock to a consultant for services rendered and recorded a charge to consulting fees with a corresponding credit to additional paid-in capital in the amount of $138,750.

         During the nine months ended September 30, 2000, the Company issued 39,213 shares of common stock in connection with the late filing of the Company's Form S-1 and recorded a charge to expense with a corresponding credit to additional paid-in capital in the amount of $240,179.

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

In connection with these employment agreements, the Company recorded the unearned compensation as a charge to stockholders' equity in the amount of $500,000 representing the market value of the common stock at the date of grant which is amortized over the period of the employment agreements. Amortization of $104,165 was recorded during the nine month period ended September 30, 2000.

On June 30, 2000, Mr. Dillon resigned from his position in the Company for personal reasons. In connection with his resignation, the 1,170,000 shares of common stock issued in connection with his employment agreement were forfeited. The Company in consideration of the termination of the employment agreement issued 500,000 shares of common stock to the former executive. In connection with this, the Company recorded a charge to operations in the amount of $1,125,000.

In August 2000, in connection with a private placement, the Company issued 101,470 shares of common stock at $0.98 per share for cash of $99,353.

In September 2000, private investors exercised warrants to purchase 49,491 shares of the Company's common stock at $.92 per share.

On September 6, 2000, the Company adopted a Stock Incentive Plan (the "Stock Incentive Plan") under which 6,000,000 shares of common stock are reserved for issuance upon exercise of stock based awards including, non-statutory stock options and incentive stock options. The Plan will be administered by a plan administrator who is a member of the Board of Directors.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plan. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

On September 6, 2000, the Company granted the following options under the 2000 Stock Incentive Plan:

o To Greg Levine, Chief Executive Officer of the Company, options to purchase up to 300,000 shares of the common stock at an exercise price of $0.843 per share. These options vest 50% immediately and 50% in 4 years. These options may be exercised within ten years of the date of grant.

o To Daniel Sultan, Director and major stockholder of the Company, options to purchase up to 300,000 shares of common stock at an exercise price of $0.927 per share. These options vest one-fourth on each of the first, second, third and fourth anniversaries of the grant date. These options may be exercised within five years of the date of grant.

o To Martin Dell'Oca, Chief Financial Officer, of the Company, options to purchase up to 150,000 shares of the common stock at an exercise price of $0.843 per share. These options vest one-fourth on each of the first, second, third and fourth anniversaries of the grant date. These options may be exercised within ten years of the date of grant.

o To various employees of the Company, options to purchase up to 175,000 shares of common stock at an exercise price of $0.843 per share. These options vest one-fourth on each of the first, second, third and fourth anniversaries of the grant date. These options may be exercised within ten year of the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting For Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25. The Company adopted the Interpretation on July 1, 2000. The interpretation requires, among other things, that stock options that have been modified be accounted for as variable. Management anticipates the implementation of FASB Interpretation No. 44, will not have a material effect as the Company's financial position or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENTS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

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

GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operation. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its marketing and promotional activities, and to achieve a level of sales adequate to support its cost structure. Through September 30, 2000, the Company has incurred losses totaling $2,394,142, all of which raise substantial doubt about the Company's ability to continue as a going concern.

         As previously reported in its Form 10-K ("FORM 10-K") for the year ended December 31, 1999, the Company needed to increase the sales of the Company's product and raise additional capital to continue its operations. Management believes that resources will be available from private and public sources in 2000 to continue the marketing of its internet sharing devices. Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company has no commitment for any additional capital and no assurances can be given that the Company will be successful in raising any new capital. The Company's inability to increase its sales and/or to raise new capital will have a material adverse effect on the Company's ability to continue its operations and financial condition and on its ability to continue as a going concern. See "Management's Plan of Operations and Discussion and Analysis - Liquidity and Capital Resources."

SIGNIFICANT PLANT OR EQUIPMENT PURCHASES

         The Company does not currently anticipate any significant plant or equipment purchases during the next twelve months.

         CHANGES IN THE NUMBER OF EMPLOYEES

         The Company currently has sixteen (16) employees. If the Company is successful in increasing its sales level or in raising significant new capital, the Company anticipates hiring twelve (12) additional personnel during the remainder of 2000. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS

SALES

         During the three and the nine month period ended September 30, 2000, sales increased substantially from the comparable period in 1999. These increases in sales were attributed to the Company's expansion and the increased marketability of its product. The operations of the Company's Canadian subsidiary began in September 2000 and were not significant during the three months ended September 30, 2000.

COST OF SALES

         Cost of sales increased consistent with the increases in sales. The gross profit improved as a result of the Company being able to better manage its manufacturing costs due to economies of scale for its internet sharing devices. The Company began to market its product during the later part of 1999.

The operations of the Company's Canadian subsidiary began in September 2000 and were not significant during the three months of September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased in the three and the nine month period ended September 30, 2000 over the comparable period in 1999. The increases of $1,173,923 for the nine months ended September 30, 2000 over the comparable period in 1999 are primarily attributable to increases in personnel ($226,000) and increases in professional and consulting costs ($442,000), increases in rent ($46,000) and a penalty ($240,000) as a result of the Company's late filing of its Form S-1.

Expense in connection with issuance of common stock increased by $1,229,165 during the nine month period ended September 30, 2000, as compared to the same period in the prior year. The increase was directly related to amortization of unearned compensation ($104,165) and severance charge recorded $(1,125,000), related to resignation of the Company's Chief Executive Officer.

The operations of the Company's Canadian subsidiary began in September 2000 and were not significant during the three months ended September 30, 2000.

INTEREST EXPENSE

Interest expense for the three and nine month period ended September 30, 2000 increased by $5,400 and $16,472, respectively. These increases pertain to interest accrued on the notes payable-related parties.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2000, the net cash used by the Company in operating activities aggregated $194,215. This was largely attributable to increased operating expenses, purchases of inventory, deposits and offset by increases in accounts payable. The Company's net cash provided by financing activities aggregated $304,844 during the nine months ended September 30, 2000, consisting of proceeds from exercise of options and warrants and issuance of common stock.

Since inception, the Company has relied principally upon the proceeds of private equity financings/loans to fund its working capital requirements and capital expenditures.

The Company estimates that it will expend approximately $3,000,000 on new products, increasing its sales force and additional research and development. In addition, present operating costs are approximately $70,000 per month and are expected to increase to approximately $250,000 per month by the fourth quarter of 2000.

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

CAPITAL EXPENDITURES

During the nine months ended September 30, 2000, the Company's net capital additions were $26,375.

No significant capital additions were made during the comparable period in 1999.

INFLATION

The Company has not been materially affected by the impact of inflation.

PART II

ITEM 1. LEGAL PROCEEDINGS

         The Officers and Directors of the Company believe that to the best of their knowledge, neither the Company nor any of its officers and Directors are parties to any legal proceeding or litigation. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation.

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



                                            Nexland, Inc.




Dated:   November 13, 2000                  By: /s/ Martin Dell'Oca
                                                --------------------------------
                                                Martin Dell'Oca
                                                Chief Financial Officer