Form 10-K405/A
period 1999-12-31
NEXLAND INC
filed 2001-03-05
CIK 1011722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-K-A #3


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
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Arizona                                        37-1356503
  -------------------------------                         ----------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

       1101 Brickell Avenue, Suite 200 North Tower, Miami, Florida 33131
       ------------------------------------------------------------------
                                 (305) 358-7771

                                 --------------
               Registrant's telephone number, including area code

   --------------------------------------------------------------------------

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

                        Title of class:
                                        -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             [X]Yes (filed 12b-25)             [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,797,804.89 as of May 18, 2000, based upon the closing price of $3.312 on the OTC:BB reported on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

ITEM 1.  BUSINESS.................................................................................................2
         GENERAL..................................................................................................2
         EXPLANATION AND BACKGROUND OF THE INTERNET...............................................................3
         INTERNET ACCESS TECHNOLOGIES FACILITATE NEW APPLICATIONS.................................................4
         THE BROADBAND MARKET - HIGH SPEED ACCESS.................................................................4
         TODAY'S SMALL BUSINESS OFFICE INTERNET ACCESS ENVIRONMENT................................................5
         THE SMALL OFFICE MARKET OPPORTUNITY FOR SHARED INTERNET
         ACCESS SOLUTIONS.........................................................................................7
         THE BENEFITS OUR PRODUCTS ARE DESIGNED TO PROVIDE........................................................7
         A DESCRIPTION OF OUR PRODUCTS............................................................................8
         BUSINESS STRATEGY.......................................................................................10
         SALES AND MARKETING OVERVIEW............................................................................10
         SALES STRATEGY..........................................................................................11
         MARKETING STRATEGY......................................................................................11
         EXPANSION STRATEGY......................................................................................12
         COMPETITION.............................................................................................12
         INTELLECTUAL PROPERTY...................................................................................14
         EMPLOYEES...............................................................................................15

ITEM 2.  PROPERTIES..............................................................................................15

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................16

PART II  ........................................................................................................16

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS...................................................................................16
         VOLATILITY AND FLUCTUATION OF OUR COMMON STOCK..........................................................16
         DIVIDEND POLICY.........................................................................................17

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION..............................................................................18
         OVERVIEW................................................................................................18
         REVERSE SPLIT...........................................................................................20


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

PART III ........................................................................................................23

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................23
           TERM OF OFFICE........................................................................................24
           DIRECTOR AND KEY EMPLOYEE BACKGROUNDS.................................................................24

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

         On November 17, 1999, we acquired Nexland Fla. in a reverse acquisition transaction resulting in the change of our business from mining to computer security equipment. We changed our name to "Nexland, Inc." on December 8, 1999. We were incorporated as an Arizona company on March 22, 1995. As WindStar Resources, we never owned an operating mine and, prior to the Nexland Fla. acquisition, had no other revenue-producing mining activities. Since our merger with Nexland Fla., we have become a supplier of hardware routers and Internet firewall devices and have shed all connection with the mining business.

         Our Internet Sharing Box product line allows multiple users on a local area network to simultaneously share the same Internet connection while optimizing each user's access speed and providing firewall security. Our Internet Sharing Box product line is intended to support multiple operating systems such as Windows, Macintosh, UNIX and Linux, among others. Our products are designed to be compatible with existing telephone and data connection lines, as well as integrated services digital networks and emerging access technologies such as digital subscriber lines and cable modem connections. An integrated services digital network is an international telecommunications standard for providing digital service from the customer's premises to the dial-up telephone network. A digital subscriber line is a type of technology that increases the digital capacity of ordinary telephone lines into a home or office. Digital subscriber line speeds are tied to the distance between the customer and the telephone company. Our products enable multiple users to securely access the Internet simultaneously through either regular telephone lines, slow speed data connections, or highspeed digital connections. We primarily market and sell our products through North American based Internet service providers, value-added resellers, and telephone companies; however, in the past, we have had minor sales to direct end-users. As of year end 1999, we had made sales to over 100 customers.

EXPLANATION AND BACKGROUND OF THE INTERNET.

         The Internet is a global collection of interconnected computer networks that transmit any combination of voice, video and/or data between users. The Internet allows commercial organizations, educational institutions, government agencies, and individuals to communicate electronically, access and share information, and conduct business. As businesses have begun to use e-mail, file transfer and area networks, commercial usage has become a major component of Internet traffic.

         In the mid-1990s, Internet service providers began to offer access, e-mail, customized content, and other specialized services and products aimed at allowing both commercial and residential customers to obtain and transmit information, as well as access other available resources on the Internet.

         The emergence of the Web, which is the graphical, multimedia environment of the Internet, has resulted in the development of the Internet as a new mass communication medium. The Internet has experienced rapid growth in recent years as evidenced by the volume of Internet traffic and the increase in the number of Internet users, Web sites and Internet-based applications. In addition, there has been a proliferation of Internet-based services, including:

        o         chat rooms;
        o         online magazines;
        o         news feeds;
        o         interactive games;
        o         educational and entertainment information;
        o         development of online communities; and
        o         virtual private networking.

         This rapid growth is expected to continue as businesses increasingly use the Internet to access and share information and to interact with a large number of geographically dispersed consumers and business partners. Furthermore, an Internet-based economy is emerging as more businesses use the Internet to sell products and services, implement electronic commerce initiatives and utilize new generations of Internet-enabled business applications.

         In our opinion, participation in this emerging Internet-based economy and realization of the benefits and efficiencies facilitated by new Internet-enabled business applications are becoming increasingly important for the small business office market as well as the internet service providers and telephone companies which provide internet service to them. The small business office market includes small businesses, home offices and remote offices. We believe the Internet allows these businesses to communicate more effectively with their suppliers and customers and to access and share critical business information both internally and externally. Overall, we believe the Internet and the business applications enabled by the Internet present tremendous opportunities for businesses to improve communications, collaborate with partners, suppliers and customers, perform important processes online and realize cost and operational efficiencies that may position them to compete more effectively with organizations that have greater resources and market presence.

         (A) Internet Access Technologies Facilitate New Applications. Analog dial-up modems, which utilize regular telephone lines and data connections, currently represent the most widely utilized method of accessing the Internet. While many markets worldwide will continue to depend on these slower speed Internet access technologies, new high-speed and high transmission capacity Internet access technologies such as digital subscriber lines and cable modems have emerged in recent years.

         (B) The Broadband Market - High Speed Access. At present, integrated services digital networks are rapidly becoming available in the United States as a method to transmit more data over existing telephone lines. Integrated services digital networks are, in most markets, priced comparably to standard analog telephone circuits. These networks transmit data at greater speeds than the analog dial-up modems. However, new emerging access technologies offer greater transmission capacity, provide much faster access speeds and enable a variety of new data intensive, multimedia and graphical applications. These broadband markets include:

         o Digital Subscriber Line, is a method for moving data over existing copper telephone lines, but at a much faster rate than a regular telephone connection;

         o Interactive Cable allows for communication across cable infrastructure, cable modems, and cable modem termination centers;

         o Wireless Transmissions are movements of packets of information over airwaves.

         As these access technologies become more affordable and widely available, we believe they will present increasingly attractive alternatives for satisfying the Internet access requirements of small business offices.

         In addition, we believe the small business office environment will experience an even greater need to access the Internet via these emerging technologies as new generations of business applications emerge that larger competitors will be able to access through relatively expensive, dedicated high-speed leased lines. Furthermore, the higher cost of digital subscriber lines and cable modem access technologies compared to analog technologies will increase the need of small business offices to utilize shared Internet access solutions that enable costs to be allocated across a greater number of users.

         (C) Today's Small Business Office Internet Access Environment. Worldwide, there is an increasing demand for broadband access services. The Internet is becoming increasingly popular to consumers for conducting business and personal pursuits. Consequently, these consumers are seeking high-speed, low-cost solutions that enable them to benefit from advances in data transfer speed.
         o Shared Access. Many small business offices have addressed the Internet access problem by installing a single dedicated computer that is connected to the Internet via a modem, an analog telephone line, and a single Internet service account shared by all users in the office. This approach is inefficient because it requires users to wait in line until the Internet terminal becomes available. In addition, productivity is often reduced since many users fail to access the Internet because it is not conveniently accessible from their individual workplaces. As an alternative, some small business offices have added additional modems, analog phone lines and Internet service accounts for each employee requiring Internet access. However, maintaining separate Internet connections for each user is costly and difficult to manage. Moreover, neither of these solutions enable shared Internet access among multiple users.

         o Ease of Installation and Use. In our opinion, most small business offices lack in-house information technology personnel, as well as sufficient resources to hire outside consultants to implement and maintain complex Internet access solutions. Therefore, small business offices require Internet access solutions that are easy to install, use, maintain and upgrade.

         o Affordability. Small business offices are often subject to budgetary constraints. Therefore, the networking solutions that have been widely adopted by larger organizations to accommodate shared access often are prohibitively expensive for small business offices.

         o Expandability and Compatibility. We believe small business offices need Internet access solutions that accommodate their current requirements and that can be expanded to accommodate additional users as their businesses grow. In addition, many small business offices seek solutions that meet these needs without having to replace existing systems, invest significant capital in upgrades or employ in-house information technology personnel. Many small business offices have already made significant investments in computer hardware, modems, and software, and utilize widely available analog access technologies. As a result, these small business offices require Internet access solutions that are compatible with existing hardware and software and flexible enough to support analog access technologies, as well as emerging high-speed access technologies.

         In order to more fully participate in the evolving uses of the Internet, we believe the small business office market will require easy-to-use, affordable and expandable products that enable shared Internet access by multiple users and that support a full range of existing and emerging Internet-enabled applications and services.

         THE BENEFITS OUR PRODUCTS ARE DESIGNED TO PROVIDE. Our products are designed to provide a secure, shared Internet access solution. Our solution allows multiple users in an office, workplace or home to simultaneously share the same Internet connection. Our products are designed to support multiple operating systems such as Windows, Macintosh, UNIX and Linux, while providing network security during the delivery and receipt of Internet data packets.

         Our products are designed to be compatible with traditional telephone and data connections that operate at slow speeds, and high-speed technologies, including integrated services digital networks, digital subscriber lines and cable modems. In addition, our products extend the benefits of analog technology by enabling multiple users to access the Internet simultaneously through regular telephone lines and analog modems at up to 30 times the access speed of a single analog connection. Our products offer the following key benefits:

o Efficient Shared Internet Access. The Internet Sharing Box product line enables an entire office to share information, use e-mail, and access the Internet independent of the access technology utilized. Multiple users in an office can share a single Internet connection and internet service provider account.

o Ease of Installation and Use. We deliver a shared Internet access solution. To facilitate easy installation, the Internet Sharing Box product package contains step-by-step installation instructions and easy-to-follow diagrams and illustrations for a variety of network environments. Users can determine whether their computers are appropriately configured to connect to the product. Our integrated firmware, which is a category of memory chips that hold their content without electrical power and is sometimes referred to as "hard software", provides a single screen configuration to connect the entire office to the Internet. Our products work within most existing environments and operating systems, such as Windows, Macintosh, UNIX and Linux.

o High-Speed Access. Our Internet Sharing Box product line supports all major Internet access technologies used by offices, including traditional telephone and data connections, integrated services digital networks, digital subscriber lines, and cable and wireless connections.

o Low Cost of Ownership. The Internet Sharing Box product line is designed to minimize installation, maintenance, and Internet access expenditures by enabling multiple users in an office to share a single Internet connection and Internet service provider account. In addition, the ease of installation and use of the Internet Sharing Box product line enables small business offices to avoid hiring in-house information technology personnel that might otherwise be required to implement and maintain an effective Internet access solution.

o Expandability and Compatibility. The Internet Sharing Box product line is designed to be compatible with most widely-used computers, software, modems, and terminal adapters such as those by 3com, CISCO and Alcatel. This broad compatibility enables most offices to leverage prior technology investments by utilizing our products with hardware and software that have already been installed while providing the office the flexibility to expand Internet access as their needs require.

o Firewall Protection. Our Internet Sharing Box products provide firewall security among shared users. A firewall is a method for keeping a network secure. They are also used to keep internal network traffic secure.

o Virtual Private Network. This name usually refers to a network in which some of the parts are connected using the public Internet, but the data is transmitted in encrypted form, thus making the network "virtually private." This function is supported by our ISB2LAN product.

         A DESCRIPTION OF OUR PRODUCTS. Our primary product line is the Internet Sharing Box (ISB) series. The ISB products include the ISB100e, the ISB2LAN Cable/xDSL Internet Sharing Box and the ISB2LAN-H4 Cable/xDSL Internet Sharing Box. The ISB products are hardware routers that allow users connected on an ethernet local area network, to share Internet access at the same time using only one modem, one telephone line or cable connection, and one Internet access account. In addition, the ISB series of products are a "firewall," providing network security. The ISB products are compatible with personal computers or PC, Macintosh, UNIX, NT,

Linux computers or any computer that uses a transmission control protocol/Internet protocol (TCP/IP) browser interface.

         From the simple single port ISB100e, to the powerful cable/digital subscriber line supporting ISB2LAN and ISB2LAN-H4, we have an Internet sharing box for most internet connections, from a home office with three or four PCS to the office with up to 250 PCS. The Internet connection utilized by the company will determine the choice of the product.

         All of the ISB products allow simultaneous and independent Internet access for all users on a network, as well as firewall security protection to prevent any unwanted access to the local network.

o ISB100e -- One serial port connection for use with any external analog or integrated services digital network modem up to a maximum transfer rate of 230k. Expanded features include modem sharing, fax sharing, remote access capability and virtual private network functionality.

o ISB2LAN and ISB2LAN-H4 -- Designed specifically for shared Internet access, the ISB2LAN and ISB2LAN-H4 features step-by-step installation and configuration. The unit connects to a cable or digital subscriber line modem through an ethernet connection to accommodate high-speed data transmission. An ethernet connection is a shared media LAN (Local Area Network) where all stations share the total bandwidth, which is either 10 Mbps (Ethernet) or 100 Mbps (Fast Ethernet). Ethernet was invented by XEROX in 1973. The ISB2LAN-H4 comes with an integrated 4-Port Hub, which is a device used to connect computers together and create a Local Area Network (LAN).

         BUSINESS STRATEGY. Our mission is to become a recognized provider of Internet sharing and firewall security devices. We believe that in order to accomplish our mission we need to be successful in completing the following tasks:

o Satisfy Customers. We believe that the Internet access solutions currently offered by most personal computing and networking vendors continue to be technically complex and generally unable to satisfy the unique requirements of the work-at-home employee, telecommuter, or home office users. Therefore, we believe the opportunity in these markets are significant and we intend to continue to focus our product development efforts, distribution strategies and support services to satisfy the specific requirements of these market segments.

o        Continuing to Integrate Emerging Access Technologies into Our Products.
         Our products are designed to support most major Internet access technologies used by consumers. We believe our strategy of developing products that are capable of being expanded will enable our current and future customers to benefit from the deployment of emerging high-speed transmission technologies. Further, we believe emerging high-speed transmission technologies will increase the demand in offices for shared Internet access solutions. Therefore, we intend to support the commercialization of new high-speed transmission technologies by pursuing partnering relationships with high-speed transmission technology providers while continuing to penetrate the existing market for our traditional telephone and data connection products.

o Develop Strategic Alliances. In order to be apprised of industry trends, to be compatible with emerging technologies, and to be recognized as a technologically savvy company, we have entered into strategic alliances with various industry leaders, including Bell Canada, Alaska Phone Company and Motorola.

         SALES AND MARKETING OVERVIEW. Because of our limited working capital we have not had the resources to fully implement a marketing and sales force. In order to increase our revenues, we will have to develop a marketing and sales force with technical expertise and marketing capability. We anticipate that our future sales staff will be employed both on an independent contractor basis and as in-house employees.

         We believe that the principal competitive factors for companies seeking to use our type of products are product reliability and customer service.

         We are developing our customer base through an active sales and marketing campaign, primarily centered on building relationships with Internet service providers and telephone companies. At present, we are concentrating our efforts in North America.

         We intend to focus on increasing our corporate enterprise and telephone company relationships. Unlike many of our competitors who target distributors and retailers, our strategy is to target internet service providers and telephone companies. We believe these entities can target our ultimate consumer, the small business office and home user. We believe that this approach will be more efficient and less expensive than if we only use direct marketing or market our products through value-added resellers and distributors.

         (A)  Sales Strategy

         Currently, we rely primarily on direct sales to generate new customers and to maintain relationships with existing customers. We have six sales representatives. As our capacity and operations grow we anticipate hiring regional sales engineers and a Vice-President of Marketing and Sales to build a quality in-house direct sales force.

         (B)  Marketing Strategy

         We plan to utilize a variety of marketing techniques to generate awareness and inquiries.

o Magazine/Professional Journal/Newspaper Advertisement. We plan to advertise in major telecommunications and Internet magazines throughout the country using postcard inserts and other mail-in techniques to foster inquiries and to solicit sales.

o Website. We have a website (www.Nexland.com) where information about our company and our services can be obtained. Users can also e-mail a request for contact by one of our sales representatives at Sales@Nexland.com. Interested parties can also call a toll-free number (888-NEX-5264)and request informational literature to be sent to them.

o Website Banner Advertising. We currently utilize banner advertising on selected websites such as Microsoft LinkExchange, Practically Networked and Carrick Solutions.

         (C)  Expansion Strategy.

         Our expansion strategy primarily consists of the following steps:

o Introduce New Products and Services. Our objective is to become a recognized provider of secured, shared Internet access. We realize that in order to achieve this, we must be innovative in our product design and functionality. In addition, we must continue to establish strategic relationships.

         COMPETITION. We compete in several different markets, each having its own growth potential, expectations, customer base, and competitors. Some of our competitors are affiliated with major international companies and, as a result, are well financed and present a formidable challenge. We cannot be certain that we will be able to compete with significant pricing pressure by our competitors.

         Our current and potential competitors offer a variety of competitive products, including shared Internet access devices such as the products offered by Linksys, Netopia and SMC, and networking equipment such as routers and switches offered by companies such as Cisco, 3Com, Nortel and Intel.

         Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, and manufacturing resources, as well as more established distribution channels. These competitors may be able to respond more rapidly to emerging technologies and changes in customer requirements, as well as devote greater resources to the development, promotion and sale of their products. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share. Our competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance and additional features or be introduced earlier than our solutions. Given the market opportunity in the shared Internet access market, we also expect that other competing companies may enter our market with better products and technologies. If any technology is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products could decrease, which could seriously harm our business.

         We expect our competitors to continue to improve the performance of their current products and introduce new products and technologies as industry standards and customer requirements evolve. These new products and technologies may supplant or provide lower cost alternatives to our products. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. To be competitive, we must invest in research and development, sales and marketing, and customer support. We cannot be sure that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive. As a result, we may not be able to compete effectively against our competitors. Our failure to maintain and enhance our competitive position within the market may seriously harm our business. Increased competition is likely to result in price reductions, reduced gross margins, and longer sales cycles, any of which would seriously harm our business. We cannot be certain that we will be able to compete successfully against current or future competitors or that competitive pressures will not seriously harm our business.

         Our competitors in the Internet sharing box market are as follows:

        o        Cayman Systems;
        o        Sonic Wall;
        o        Netopia;
        o        Linksys;
        o        Nortel;

         o        Macsense; and
         o        UMAX.

         On November 17, 1999, we entered into a Mutual Non-Competition Agreement with Nexland, S.A. a French corporation, owned by several of our affiliates. We have an option to purchase Nexland France under the following terms:

         o        a five year non-competition period;

         o        Nexland France shall have exclusive sales rights to Europe;

         o we shall have exclusive sales and marketing rights to the rest of the world;

         o if either party sells into the other's territory, the sales contracts shall be assigned to the other party, and the assignee shall pay the assignor 20% of the gross value of the contract; and

         o the option is exercisable any time prior to November 16, 2004 at a price to be determined by a French accounting firm.

         INTELLECTUAL PROPERTY. We rely and intend to rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have one patent pending relating to technology incorporated in our Internet Sharing Box product line, consisting of an algorithm that allows the virtual private network encrypted protocol to pass through our network address translation routers, thus securing the communication from unintended third parties. In addition, we design and implement proprietary coded "firmware" which is designed to make the Internet Sharing Box products function.

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

         Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to modem and networking technology. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. We expect that we may increasingly be subject to infringement claims as the number of products and competitors in the small business office market for shared Internet access solutions increase and the functionality of products overlaps. In addition, we cannot assure you that third parties will not assert additional claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.

         EMPLOYEES. As of May, 2000, we employed eight (8) persons, including four in operations, two in sales and marketing, and two in customer support. We also employ a number of commissioned sales representatives. None of our employees is represented by a labor union and we have experienced no work stoppages to date. We believe our employee relations are good.

ITEM 2.  PROPERTIES

         As of April 2000, we lease offices located at 1101 Brickell Avenue, 2nd Floor North Tower, Miami, Florida 33131 consisting of 15,000 square feet of corporate office space for $8,000 per month plus tax.

ITEM 3. LEGAL PROCEEDINGS

         None.
                                       15

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


         On May 18, 2000, the closing trade price of the common stock as reported on the OTC Bulletin Board was $3.312. As of such date, there were approximately 394 holders of record of our common stock.

         VOLATILITY AND FLUCTUATION OF OUR COMMON STOCK. The price of our common stock is highly volatile, as is the price of common stock of networking and telecommunication companies in general. During the period from December 23, 1999 to March 27, 2000, the bid and ask price of our common stock has ranged from a high of $8.00 to a low of $4.00. This volatility may negatively impact the liquidity and value of your shares. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

         o The number of shares in the market at the time as well as the number of shares we may be required to issue in the future, compared to the market demand for our shares.

         o The Company's performance, including whether or not we meet our projections.

         o        General economic and market conditions.

         o        Quarterly fluctuations in results of operations.

         o        The commencement of or major developments in litigation.

         o Announcement of new products or services and key developments by competitors.

         o        Announcement and consummation of acquisitions

         o        Changes in earnings estimates by analysts.

         o Press coverage of favorable or unfavorable developments in our business.

         o        Loss of key personnel.

         o        Changes in accounting principles or policies.

         o        Sales of common stock by existing stockholders.

         o        Economic and political conditions.

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

Balance Sheet Data


                                                         1997(1)                 1998(1)           1999(1)
                                                         ----                   --------           -------
Current Assets..................................       $ 9,540                  $ 7,666             $ 139,295
Total Assets....................................        14,776                   11,906               147,250

Current Liabilities.............................           200                   10,096               269,553
Long-term debt..................................           -0-                   87,136               201,917
Stockholders' Equity (deficit) (2)............          14,576                  (85,326)             (324,220)


Total Liabilities
    & Stockholders' Equity......................        14,776                   11,906               147,250

Net Tangible Book Value Per Share (3)...........           Nil                      Nil                   Nil


Statement of Operations


                                                        1997                    1998                 1999
                                                       -----                    ----                 ----
Revenues .......................................       $   -0-                  $   -0-             $ 263,338
Cost of Revenues................................           -0-                      -0-               129,311
Operating Expenses .............................        53,324                   99,902               263,664
Net Income (Loss)...............................       (53,324)                 (99,902)             (131,343)

Net Income (Loss) per share(3)..................           Nil                      Nil                   Nil
Balance Sheet Data:
  Working Capital (deficit).....................       $ 9,340                   (2,430)             (130,258)
  Total Assets .................................        14,776                   11,906               147,250

  Long-term Debt................................           -0-                   87,136               201,917
  Stockholders' equity (deficit)................        14,776                  (85,326)             (324,220)





(1) Includes the financial information of Nexland LP, the predecessor organization until November 15, 1999. From August 1997 to November 15, 1999, all of the operations were conducted through Nexland LP. Nexland Fla. was dormant during that period.

(2) For 1997 and 1998, Stockholder's Equity is actually partners capital of Nexland LP and the equity of Nexland Fla.

(3) In the acquisition of Nexland LP and Nexland Fla., the allocated 29,500,000 shares for the interests of the partners in the partnership and the original shares by Nexland Fla., are used as the net stock outstanding. For 1997 and 1998, these shares are considered as outstanding for purposes of comparison.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         OVERVIEW. The following is a discussion of our results of operations and our liquidity and capital resources. The Company sells Internet access "hardware routers" for home and small office users. Our products allow multiple users in an office or home to share one Internet connection simultaneously while optimizing each user's access speed, and providing a secure firewall (shield from outside intrusion). Our products support existing telephone lines, as well as emerging access technologies such as DSL (Digital Subscriber Line) and cable modems (faster than phone connections).

         RESULTS OF OPERATIONS. The discussion of our historical results set forth below addresses our historical results of operations for the fiscal year ended December 31, 1999, as compared to the fiscal year ended December 31, 1998. The Company had no significant operations until November 17,1999, when the Company acquired Nexland Inc. (Florida) in a reverse acquisition merger. The predecessor companies, Nexland LP and Nexland, Inc. (Florida) for 1998 and part of 1999 are included in the historical comparison.

         For Years Ending December 31, 1999 and 1998:

                  (1) Revenues. For the year ended December 31, 1999, the Company had $263,338 in revenue consisting of sales of 750 units of shared Internet access "hardware routers" for home and small office users. Actual product sales did not begin until January 1999; therefore, there are no comparable sales in 1998.

                  (2) Cost of Sales. Cost of sales for the year ended December 31, 1999 was $129,311. Cost of sales consisted of the purchase price and in-bound freight of pre-assembled finished goods inventory from subcontractors in Taiwan, Republic of China. Actual sales did not begin until January 1999; therefore, there are no cost of sales for 1998. As our sales increase, the Company expects its cost of sales to also increase.

                  (3) Gross Profit. The gross profit of the Company's products was approximately 51% during 1999. The Company expects pricing pressures from its competition, but will attempt to lower its product cost by volume purchases as sales increase.

                  (4) Expenses.

                  Advertising. Advertising expense for the year ended December 31, 1999 was $10,364 as compared to $3,354 for 1998. The increase of $7,010 represents the additional advertising used to promote sales in 1999. The medium the Company used was banner advertising and print advertisements. In order to grow the Company's sales the Company expects to increase advertising costs.

                  Professional Services. Professional services for the year ended December 31, 1999 was $35,512 as compared to $42,814 for 1998. The decrease of $7,302 resulted from reduced professional services.

                  Selling and Administrative. Selling and administrative expenses for the year ended December 31, 1999 was $217,788 as compared to $53,734 for 1998. The increase of $164,054 consisted of increases in salaries, resulting from hiring new personnel of approximately $115,909, including casual labor, postage of approximately $6,000, consulting of approximately $6,000, rent of approximately $11,454, office supplies of approximately $4,342, telephone expense of approximately $535, travel of approximately $3,774 and other office expenses of approximately $16,000. As the Company's sales increase the Company expects to increase our selling and administrative costs.

         LIQUIDITY AND CAPITAL RESOURCES.

         Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated only minimal revenues from operations to date.

         Net cash used by operating activities for 1999 was $106,817 compared to $96,121 for 1998, an increase of $10,696. This increase results from an increase in the Company's net loss and receivables and inventories offset by increases in accounts payable and accrued expenses. These increases result from the expansion of the Company's operations. The Company's net cash provided by financing activities increased by approximately $28,000 consisting of a loan from a principal stockholder of the Company.

         The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory and pay other operating expenses. Although, the Company cannot accurately predict the precise timing of its future capital needs, the Company estimates that it will need to expend approximately $2,000,000 within the next twelve months. The Company estimates that of that amount (i) $1,000,000 will be for purchases of pre assembled finished goods inventory from subcontractors, (ii) $250,000 for sales and marketing forces, (iii) $250,000 for professional fees and (iv) $500,000 for other operating expenses, such as payroll, rent and office expenses.

         The Company has no assured available financial resources to meet its December 31, 1999 working capital deficit of $130,258 and expected future operating costs.

         The Company is seeking additional equity capital from private and public offerings. There is no assurance, that the Company will be able to raise such additional capital during the next twelve months. If the Company is unable to obtain necessary additional capital, the Company will be required to change its proposed business plan and decrease planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations. Until such time as the Company has sufficient operating capital, the Company's liquidity position is not expected to improve.

         Although, the Company may be able to raise additional capital through the exercise of the Class A and Class B Warrants for shares of common stock, there is no assurance, that the Company will be able to raise such additional capital.

GOING CONCERN QUALIFICATION

         The Company's auditors stated that the financial statements of the Company for the year ended December 31, 1999 were prepared on the going-concern basis. For the year ended December 31, 1999, the Company incurred net annual loss of $131,343, and the Company had an accumulated deficit of $327,630. These losses raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that resources will be available from private and public sources in 2000 to continue the marketing of its internet sharing devices. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

         Management has established plans to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund growth and implement its business plan.

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

         See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Williams & Webster, P.S. report on our financial statements has not contained an adverse opinion or disclaimer of opinion or was qualified or modified, as to uncertainty, audit, scope, or accounting principals. The decision to change accountants was not recommended or approved by any audit committee or similar committee of the Board of Directors or by the Board of Directors. During the two most recent fiscal years and during any subsequent interim periods preceding the decision, there were no disagreements with Williams & Webster, P.S. on any manner of accounting of principals or practice, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Williams & Webster, P.S., would have caused it to make a reference to the subject matter of the disagreements in connection with its report. The reason for the decision is that our business and administration is located in Miami, Florida, as opposed to Spokane, Washington, and as such we engaged the accounting firm and consulting firm of BDO Seidman, LLP to serve as our independent accountants an prepare the audited statements for the upcoming fiscal year.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each Officer and Director of the Company:


Name                           Age                Position                                   Term
----                           ---                --------                                   ----
Gregory S.  Levine              33            President/ Chairman of                       1999-2000
                                              the Board of Directors

Richard G. Steeves              60            Secretary and Director                       1999-2000


Enrique Dillon                  38            Chief Executive Officer                           2000

Martin E. Dell'Oca              38            Chief Financial Officer                           2000
                                              and Director

         (A) Term of Office

         The terms of office of the current directors continue until the annual meeting of stockholders, which the Bylaws provide shall be held on the third Friday of November of each year; officers are elected at the annual meeting of the board of directors, which immediately follows the annual meeting of stockholders. No annual meeting was held during the past year.

         (B) Director and Key Employee Backgrounds

         Gregory Scott Levine, 33, President and Board Chairman, received his Bachelor of Arts Degree in Speech Communication and English Writing from the University of Florida 1989. In 1991, Mr. Levine entered the computer industry by taking the Purchasing Manager position with All Exim, Miami, Florida, where he was employed until 1995. In 1995 to 1997, Mr. Levine worked as a consultant In 1997, Mr. Levine was hired as the Business Unit Manager for Mass Storage and Components for Computer 2000/AmeriQuest Technologies where he supervised the business unit and was associated with the development of the OEM Memory Broker Desk. In 1998, when C2000 sold AmeriQuest, Mr. Levine opened his own consulting firm, the HG America Group, Inc. It served major industry telephone companies (AT&T, GTE, Bell Atlantic) with internet sharing and firewall products. Mr. Levine operated HG America Group, Inc. until he joined Nexland in December, 1998. None of Mr. Levine's prior employers are affiliated with the Company.

         Richard George Steeves, 60, was Secretary and a member of the Board of Directors. Mr. Steeves was a member of our Board of Directors since
November 1996 and from 1997 to 1999, was our Treasurer and Chief Financial Officer. Since August 1994, Mr. Steeves has been the President and a member of the Board of Directors of JOHSTE, Inc., an Illinois corporation. JOHSTE, Inc. consults with companies on business management. Since April 1993, Mr. Steeves has been the President and a member of the Board of Directors of Sandaz Corporation, a Nevada corporation. Sandaz Corporation is a natural resources company. Since April 1993, Mr. Steeves has been the President and a member of the Board of Directors of RGS Services, Inc., an Illinois corporation. RGS Services, Inc. consults with companies on business management, transportation and taxes. Mr. Steeves received a B.A. from Hampton Institute, Hampton, Virginia. None of Mr. Steeves' prior employers are affiliated with the Company. On July 14, 2000, Mr. Steeves resigned as Secretary and as a member of the Board of Directors of the Company.


         Enrique Dillon, 38, was Chief Executive Officer. Prior to joining Nexland, Inc., from 1998 to April 2000, Mr. Dillon was engaged as President of Big Blue, Inc., a consultant in the management and technology field for Latin America. Mr, Dillon served as President and Chief Executive Officer of Dinexim Corp. from 1995 to 1998. On June 30, 2000, Mr. Dillon resigned as Chief Executive Officer and as a member of the Board of Directors of the Company.

         Martin E. Dell'Oca, 38, became Chief Financial Officer and a member of the Board of Directors of Nexland, Inc. in May 2000. From May 1998 to May 2000, Mr. Dell'Oca served as Chief Financial Officer of CHS Dinexim after Dinexim was sold to CHS. From 1995 to May 1998, Martin Dell'Oca was the Chief Financial Officer of Dinexim.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


                               Annual Compensation                      Long-Term Compensation
                                                                         Awards        Payouts

 (A)               (B)        (C)          (D)         (E)                (F)             (G)            (H)          (I)
Name &                                                 Other           Restricted     Securities
Principal                                              Annual            Stock        Underlying        LTIP        All other
Compensation      Year       Salary($)    Bonus($)  Compensation($)      Awards         Options        Payouts     Compensation
-------------     ----       ---------    --------  ---------------    -----------    -----------      -------     ------------
Greg Levine
President        1999       $100,000        -0-          -0-                -0-           -0-           -0-           -0-

Richard G.
 Steeves,
 Secretary       1999               (4)     -0-          -0-                -0-           -0-           -0-           -0-

Fred Schmid
Former Chief
Executive
Officer and
President        1999               (1)(2)                  (3)             -0-           -0-           -0-           -0-






(1) We entered into a three (3) year employment agreement with our former president, Fred R. Schmid, effective November 11, 1997. Since salary was not paid, compensation and interest accrued in the approximate amount of $136,422 which was converted into 136,422 (plus 20,463 penalty shares) shares of our common stock. In April, 1999, the employment agreement was terminated and replaced with a consulting agreement which compensated Mr. Schmid at the rate of 10,000 shares per month. By

November, 1999, Mr. Schmid had accumulated 70,000 additional shares of our common stock.

(2) The April 1997 consulting agreement, and Mr. Schmid, in his capacity as CEO and president, were terminated in November, 1999, as a result of our merger with Nexland Fla. and replaced with a new two year consulting agreement with compensation at the rate of 15,000 common shares, quarterly, half of which was earned in 1999.

(3) The November 11, 1997 employment agreement also provided Mr. Schmid an option for the purchase of 160,000 shares at $2.50 per share and 160,000 shares at $5.00 per shares for a period of ten years. On July 29, 1998, the $2.50 option price was reduced to conform with the offer granted to the Warrant holders to exercise the Class A Warrants at a reduced price of $1.00 for a specific time period. In February, 2000, Mr. Schmid exercised 160,000 of these options.

(4) Mr. Steeves is compensated at the rate of $50.00 per hour.

EMPLOYMENT AGREEMENTS

         On May 1, 2000, the Company entered into a five-year employment agreement with Mr. Levine. Pursuant to this agreement, Mr. Levine is employed as the President of the Company. Mr. Levine has an annual base salary of $100,000, which will increase to $150,000 upon the Company obtaining equity investments and/or debt financing totalling in the aggregate at least $1,000,000. In addition, Mr. Levine will be entitled to incentive bonus compensation in an amount to be determined by the Board of Directors. In the event that Mr. Levine's employment is terminated by the Company without "cause," other than in connection with a change of control, he is entitled to receive his salary for a period of 12 months from the date of termination. The agreement provides that Mr. Levine will not compete with the Company during his employment and for one year thereafter.

         On May 1, 2000, the Company entered into a two-year employment agreement with Mr. Dell'Oca. Pursuant to this agreement, Mr. Dell'Oca is employed as the Chief Financial Officer of the Company. Mr. Dell'Oca has an annual base salary of $100,000, which will increase to $120,000 upon the Company obtaining equity investments and/or debt financing totalling in the aggregate at least $1,000,000. In addition, Mr. Dell'Oca received 200,000 shares of common stock of the Company which will be forfeited by Mr. Dell'Oca if he resigns from the agreement prior to the expiration of the employment term or if he is terminated for "cause." Mr. Dell'Oca has piggy-back registration rights with respect to his stock in the Company. In the event that Mr. Dell'Oca's employment is terminated by the Company on or after May 1, 2001 without "cause," other than in connection with a change of control, he is entitled to receive his salary for a period of 12 months from the date of termination. The agreement provides that Mr. Dell'Oca will not compete with the Company during his employment and for one year thereafter.

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

         Percentage of shares beneficially owned is based on 35,678,916 shares of common stock outstanding as of May 18, 2000.


Name and Address
of Beneficial Owner (6)                    Number of Shares               Percent of Class (7)
-------------------                        ----------------               --------------------
BH Investor Group, LLC(1)                   12,611,250                          35.4
P.O. Box 3783,
Hallandale, Fla 33008

Andre Chouraqui                              5,044,500                          14
Barker Road #2, House #9
The Peak, Hong Kong

Fast-Access Group, LLC (2)                   5,044,500                          14
P.O. Box 9096
Daytona Beach, Fla. 32120

Broadband Investor Group, LLC(3)             2,602,500                           7.3
P.O. Box. 693267
Miami, Fla. 33169

High-Speed Venture, LLC(4)                   2,522,250                           7.1
P.O. Box 693267
Miami, Fla. 33169

Richard G. Steeves(5)                           10,466                            .03
1911 E. Meadowlake Drive
Mahomet, Ill. 61586

Enrique Dillon(6)                            1,170,000                           3.3
c/o Nexland Inc.
1101 Brickell Avenue
Suite 702, North Tower
Miami, Florida 33131

Martin Dell'Oca(6)                             200,000                            .06
385 Hampton Lane
Key Biscayne, FL 33149

All directors and executive                  3,982,966                          11.2
officers as a group

-------------------------------

(1) this entity is controlled by Israel Daniel Sultan

(2) this entity is controlled by Laurent Solomon

(3) this entity is controlled by Greg Levine, our president

(4) this entity is controlled by Yves Many

(5) Richard Steeves is our Secretary and a director of the Company


(6) These shares were issued pursuant to the officers respective employment agreements, but are subject to forfeiture under certain conditions. The shares are held in escrow during the forfeiture period.

         To the knowledge of management, there are no present arrangements or pledges of securities of the Company, which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A) Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000 other than the following:

         (1) On November 11, 1997, we granted Mr. Schmid an option to purchase up to 160,000 shares of Common Stock at a purchase price ranging between $1.00 and $2.50 (which was subsequently reduced to between $0.25-2.50) per share. The option period commenced on the second anniversary of the date of such agreement and ending ten years after the second anniversary date. The Company estimates that substantially all of these options will be exercised during the contractual period. In addition, the Company granted Mr. Schmid an option to purchase an additional 160,000 shares of Common Stock at a purchase price of $5.00 per share. The option period commences on the third anniversary date of such agreement and ends ten years after the third anniversary date. In February 2000, 160,000 options were exercised at $1.00 per share.

         (2) On November 3, 1999, Nexland Fla., obtained an option, including a right of first refusal, to purchase all of the issued and outstanding shares of Nexland France. The option expired on June 30, 2000. The purchase price was to be determined by an independent valuation conducted by a French accounting firm and be mutually acceptable to both parties. Nexland France is controlled, by Israel Daniel Sultan, Andre Chouraqui, and Yves Many, all of whom are principal shareholders of our company. In consideration of the option and right of first refusal, these three individuals received a total of 1,584,000 of our common shares

         (3) On November 17, 1999 we entered in a consulting agreement with Fred Schmid, our former CEO and president. The agreement provides for the following:

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

         (6) On November 17, 1999, we acquired, in a reverse acquisition transaction, Nexland Fla. whose principal shareholders now own approximately 81.2% of our common shares. As a condition of the transaction, we have agreed to register under cover of a registration statement, approximately 300,635 shares of certain of our creditors, Fred R. Schmid and Erik Nelson. Included in these shares are 39,213 shares issued due a 5% penalty provision resulting from the late filing of a registration statement.

         (7) On March 14, 2000, we entered into a five year Consulting Agreement with Nexland France, which provides for the following:

         o $175,000 per annum consulting fee to commence when we obtain at least $1,000,000 in financing

         o the consulting services will be performed by Israel Daniel Sultan, Nexland LP's founder, and one of our principal shareholders

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

         The following documents are filed herewith:

27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2001



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

Williams & Webster, P.S.
Spokane, Washington
March 13, 2000 (except for Note 18, as to which the date is May 12, 2000 and Notes 2 and 10, as to which the date is March 3, 2001)

NEXLAND, INC.
BALANCE SHEETS




                                                                         (Restated)     (Restated)    (Restated)
                                                                         December 31,   December 31,  December 31,
                                                                            1999           1998          1997
                                                                      ------------    -----------    -----------
A S S E T S

     CURRENT ASSETS
         Cash                                                         $      4,231    $        23    $     9,540
         Accounts receivable                                                78,597             --             --
         Inventory                                                          56,467          7,643             --
                                                                      ------------    -----------    -----------
     TOTAL CURRENT ASSETS                                                  139,295          7,666          9,540
                                                                      ------------    -----------    -----------

     PROPERTY AND EQUIPMENT
         Furniture and equipment                                             8,434          6,183          5,651
         Less:  accumulated depreciation                                    (3,659)        (1,943)          (415)
                                                                      ------------    -----------    -----------
     TOTAL PROPERTY AND EQUIPMENT                                            4,775          4,240          5,236
                                                                      ------------    -----------    -----------
     OTHER ASSETS
         Escrow and security deposits                                        3,180             --             --
                                                                      ------------    -----------    -----------
     TOTAL OTHER ASSETS                                                      3,180             --             --
                                                                      ------------    -----------    -----------
TOTAL ASSETS                                                          $    147,250    $    11,906    $    14,776
                                                                      ============    ===========    ===========


L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y    (D E F I C I T)

     CURRENT LIABILITIES
         Accounts payable                                             $    196,061    $     7,643    $        --
         Accrued expense                                                    53,939          2,453            200
         Notes payable                                                      19,553             --             --
                                                                      ------------    -----------    -----------
     TOTAL CURRENT LIABILITIES                                             269,553         10,096            200
                                                                      ------------    -----------    -----------

     LONG-TERM LIABILITIES
         Notes payable, related parties                                    201,917         87,136             --
                                                                      ------------    -----------    -----------
     TOTAL LIABILITIES                                                     471,470         97,232            200
                                                                      ------------    -----------    -----------
     COMMITMENTS AND CONTINGENCIES                                              --             --             --
                                                                      ------------    -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, 10,000,000 shares authorized,
            $0.0001 par value; no shares outstanding                            --             --             --
         Common stock, 50,000,000  shares authorized,
            $ 0.0001 par value; 34,094,703 , 29,500,000
            and 29,500,000 issued and outstanding, respectively              3,410          2,950          2,950
         Additional paid-in capital                                             --         64,950         64,950
         Accumulated deficit                                              (327,630)      (153,226)       (53,324)
                                                                      ------------    -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (324,220)       (85,326)        14,576
                                                                      ------------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (D E F I C I T)            $    147,250    $    11,906    $    14,776
                                                                      ============    ===========    ===========





   The accompanying notes are an integral part of these financial statements.

NEXLAND, INC.
STATEMENTS OF OPERATIONS


                                                            (Restated)           (Restated)           (Restated)
                                                               Year                 Year                 Year
                                                              Ending               Ending               Ending
                                                            December 31,         December 31,         December 31,
                                                               1999                 1998                 1997
                                                         ---------------     ----------------     ----------------
R E V E N U E S                                          $       263,338     $             --     $             --

COST OF REVENUES                                                 129,311                   --                   --
                                                         ---------------     ----------------     ----------------
GROSS PROFIT                                                     134,027                   --                   --
                                                         ---------------     ----------------     ----------------

E X P E N S E S
     Advertising                                                  10,364                3,354                6,698
     Professional services                                        35,512               42,814               20,876
     Selling and administrative                                  217,788               53,734               25,750
                                                         ---------------     ----------------     ----------------

         TOTAL OPERATING EXPENSES                                263,664               99,902               53,324
                                                         ---------------     ----------------     ----------------

LOSS FROM OPERATIONS                                            (129,637)             (99,902)             (53,324)

OTHER INCOME AND (EXPENSE)
     Interest                                                     (1,706)                  --                   --
                                                         ---------------     ----------------     ----------------

LOSS BEFORE INCOME TAXES                                        (131,343)             (99,902)             (53,324)

INCOME TAXES                                                          --                   --                   --
                                                         ---------------     ----------------     ----------------

NET LOSS                                                 $      (131,343)    $        (99,902)    $        (53,324)
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

NEXLAND, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Common Stock
                                                       ----------------------       (Restated)    (Restated)        (Restated)
                                                         Number                     Additional      Accumulated   Stockholders'
                                                        of Shares      Amount     Paid-in Capital   Deficit          Equity
                                                        ----------   ----------   ---------------  ------------- -------------
Issuance of common stock in December, 1997
      for cash at $1.00 per share                        4,425,000     $  443     $  2,557      $      --      $   3,000

Restated effect of 1999 combination with Nexland LP     25,075,000      2,507       62,393             --         64,900

Net loss for year ending December, 1997                         --         --           --        (53,324)       (53,324)
                                                        ----------     ------     --------      ---------      ---------
      Balance at December 31, 1997                      29,500,000      2,950       64,950        (53,324)        14,576

Net loss for year ending December, 1998                         --         --           --        (99,902)       (99,902)
                                                        ----------     ------     --------      ---------      ---------
      Balance at December 31, 1998                      29,500,000      2,950       64,950       (153,226)       (85,326)

Stock exchanged in reverse acquisition
      of and recapitalization of WindStar
      Resources, Inc.
      by Nexland, Inc.                                   4,594,703        460      (64,950)       (43,061)      (107,551)

Net loss for year ending December 31, 1999                      --         --           --       (131,343)      (131,343)
                                                        ----------     ------     --------      ---------      ---------
      Balance at December 31, 1999                      34,094,703     $3,410     $     --      $(327,630)     $(324,220)
                                                        ==========     ======     ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

NEXLAND, INC.
STATEMENTS OF CASH FLOWS


                                                                           (Restated)       (Restated)         (Restated)
                                                                              Year             Year               Year
                                                                             Ending            Ending             Ending
                                                                          December 31,       December 31,      December 31,
                                                                              1999              1998               1997
                                                                        -----------------   -----------------  -----------------
Cash flows from operating activities:
      Net loss                                                         $(131,343)         $(99,902)         $(53,324)

      Adjustments to reconcile net loss
          to net cash provided (used) by operating activities:
               Depreciation and amortization                               1,716             1,528               415
          Decrease (Increase) in:
               Accounts receivable                                       (78,597)               --                --
               Inventory                                                 (48,824)           (7,643)               --
          Increase (Decrease) in:
               Accounts payable                                           98,745             7,643                --
               Accrued expenses                                           51,486             2,253               200
                                                                       ---------          --------          --------
          Net cash used by operating activities                         (106,817)          (96,121)          (52,709)
                                                                       ---------          --------          --------

Cash flows from investing activities:

          Purchase of property and equipment                              (2,251)             (532)           (5,651)
          Deposits paid                                                   (3,180)               --                --
                                                                       ---------          --------          --------
          Net cash used by investing activities                           (5,431)             (532)           (5,651)
                                                                       ---------          --------          --------
Cash flows from financing activities:

          Proceeds from common stock issued                                   --                --            67,900
          Loans from stockholder                                         114,781            87,136                --
          Net cash acquired in reverse acquisition
               with WindStar Resouces, Inc.                                1,675                --                --
                                                                       ---------          --------          --------
          Net cash provided by financing activities                      114,781            87,136            67,900
                                                                       ---------          --------          --------
Net increase (decrease) in cash                                            2,533            (9,517)            9,540


Cash, beginning of period                                                     23             9,540                --
                                                                       ---------          --------          --------

Cash, end of period                                                    $   2,556          $     23          $  9,540
                                                                       =========          ========          ========

SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest and income taxes:

          Interest expense                                                    --                --                --
                                                                       =========          ========          ========
          Income taxes                                                        --                --                --
                                                                       =========          ========          ========




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

Revenue Recognition
-------------------
Revenues are recognized when products are delivered.

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

NOTE 10 - COMMON STOCK

On November 17, 1999, Nexland, Inc. exchanged each of its shares of common stock for 1,475 shares of WindStar Resources, Inc. common stock shares. Nexland, Inc.'s shareholders received 29,500,000 shares of WindStar Resources, Inc. common stock in exchange for their 20,000 shares of Nexland's common stock. Furthermore, Nexland contributed $25,000 in cash for the payment of WindStar's outstanding payables and assumed $82,551 of the net liabilities of WindStar. The shareholders of WindStar Resources, Inc. retained their 4,594,703 shares of common stock. This acquisition has been treated as a recapitalization of Nexland with Nexland as the acquirer (reverse acquisition). The Company had 34,094,703 shares of common stock outstanding at December 31, 1999.

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

On November 17, 1999 the Company entered into a consulting agreement with Fred Schmid, a related party. This agreement provides for compensation to be paid in common stock at 5,000 shares per month issued quarterly. Either party can terminate this agreement at any time. The Company values consulting services at the fair market value of the shares of common stock when issued.

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

NOTE 12 - SALE OF STOCK AND GRANT OF OPTIONS

The Company's predecessor by reverse acquisition sold 540,000 shares of common stock to its president and chief executive officer for $10,000 cash and also granted purchase options to him during November 1997. The Company's options ("Stock Options") enable the holder to purchase up to 160,000 shares of the stock during the ten-year period commencing on the second anniversary of the date of such agreement for exercise prices ranging from $0.25 to $2.50 per share, and up to 160,000 additional shares of stock during the ten-year period commencing on the third anniversary of the date of such agreement for the exercise price of $5.00 per share. Such agreement was dated November 11, 1997. No options were granted or exercised during 1998 or 1999.

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

Proforma for year ended December 31, 1999:


                                                    Historical
                                            ---------------------------              Proforma
                                             Nexland            WindStar               Total
                                            ---------         ----------            -----------
Revenue                                   $    263,338          $       --         $    263,338
Net Loss                                      (131,343)           (295,059)            (426,402)
Loss per share                                     nil                 nil                (0.01)
Weighted average number of
  common stock shares outstanding           29,500,000            4,213,23           33,713,230



Proforma for year ended December 31, 1998:


                                                             Historical
                                                     ----------------------------          Proforma
                                                     Nexland            WindStar            Total
                                                   -----------         ----------       -----------
Revenue                                   $         --          $        --          $         --
Net Loss                                       (99,902)            (160,664)             (260,566)
Loss per share                                     nil                (0.04)                (0.01)
Weighted average number of
  common stock shares outstanding           29,500,000            4,162,223            33,662,223



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

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and implement its business plan.

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