Form 10-Q/A
period 2000-03-31
NEXLAND INC
filed 2001-03-05
CIK 1011722

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                  NEXLAND, INC.




           Arizona                                            65-0782410
          -------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)



       1101 Brickell Avenue, Suite 200, North Tower Miami, Florida 33131
       -----------------------------------------------------------------
               Address of principal executive offices (Zip code)

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

1. [X] Yes [ ] No
2. [X] Yes [ ] No

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

ITEM 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................7
         Forward-looking Statements And Associated Risks...................7
         Going Concern ....................................................7
         Changes in The Number of Employees................................7
         Management's Discussion And Analysis..............................7
         Revenue...........................................................7
         Cost of Sales ....................................................7
         Gross Profit .....................................................8
         Selling, General And Administrative...............................8
         Liquidity And Capital Resources...................................8

PART II....................................................................9

         ITEM 1. Legal Proceedings.........................................9
         ITEM 2. Changes In Securities and Use of Proceeds ................9
         ITEM 3. Defaults Upon Senior Securities ..........................9
         ITEM 4. Submission of Matters to a Vote of Security Holders.......9
         ITEM 5. Other Information.........................................9
         ITEM 6. Exhibits .................................................9

SIGNATURES................................................................11

Part 1 - Financial Statements

                                 NEXLAND, INC.
                                 BALANCE SHEETS

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



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                 NEXLAND, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     FOR THE            FOR THE
                                                       THREE              THREE
                                                MONTHS ENDED       MONTHS ENDED
                                                   MARCH 31,          MARCH 31,
                                                        2000               1999
------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   NET LOSS                                           $(423,256)      $ (7,616)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
     PROVISION FOR BAD DEBTS                              8,996             --
     DEPRECIATION                                           840             --
     EXPENSES PAID BY ISSUANCE OF
     COMMON STOCK                                       332,054             --
       (INCREASE) IN ACCOUNTS RECEIVABLE                (34,626)            --
       (INCREASE) IN INVENTORY                         (149,012)        (6,505)
       INCREASE IN ACCOUNTS PAYABLE
       AND ACCRUED EXPENSES                             269,681         14,696
------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                       427,933          8,191
------------------------------------------------------------------------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                   4,677            575
------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   PURCHASE OF EQUIPMENT                                 (8,380)            --
------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   PROCEEDS FROM ISSUANCE OF EXERCISE
          OF OPTIONS                                    160,000             --
   ADVANCES FROM STOCKHOLDER                                 --          2,968
------------------------------------------------------------------------------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                 160,000          2,968
------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                          156,297          3,543
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     4,231             23
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $ 160,528       $  3,566
------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   CASH PAID FOR TAXES                                $      --       $     --
   CASH PAID FOR INTEREST                             $      --       $     --




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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operation. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its marketing and promotional activities, and to achieve a level of sales adequate to support its cost structure. Through March 31, 2000, the Company has incurred losses totaling $423,256 and is developing a customer base for its product, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

         For the quarter ended March 31, 2000 and 1999:

                  (1) Revenues. For the quarter ended March 31, 2000, the Company had $208,607 in revenue from the sale of 763 units of shared Internet access "hardware routers" for home and small office users. During the same period in 1999, when sales first began, the Company had sales of $3,887.

                  (2) Cost of Sales. Cost of product sales for the quarter ended March 31, 2000 was $85,732 as compared to $5,938 for the same period in 1999. The increase of $79,794 consisted of the purchase price and in-bound freight of pre-assembled finished goods inventory from subcontractors in Taiwan, Republic of China. The Company expects the dollar amount of purchases of pre-assembled finished goods inventory from subcontractors to increase in the future as the Company increases sales.

                  (3) Gross Profit. The gross profit of our products was approximately 59% for the quarter ended March 31, 2000. The Company expects pricing pressures from its competition, but will attempt to lower its cost procurement from subcontractors by obtaining the benefits of lower product costs through volume purchases. In order to maximize the Company's growth from sales, the Company may in the future reduce selling prices to take advantage of large volume sales opportunities, thus, the gross margin could be lower in the future.

                  (4) Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $539,755 for the quarter ended March 31, 2000 as compared to $5,565 for the quarter ended March 31, 1999. The increase of $534,190 is primarily a result of the Company's growth, increase in personnel and other related costs which are explained below. The Company's payroll costs increased by $47,000, its facilities expenses increased by $10,000, professional fees increased by $93,000 and other expenses increased by approximately $52,000 for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. In addition, the Company recorded a charge in the amount of $332,054 in connection with the issuance of common stock to a consultant ($91,875) and for penalties ($240,179) as a result of the Company's late filing of its Form S-1 Registration Statement. The Company expects to increase its selling, general and administrative expenses in the future in proportion to the Company's anticipated growth in sales.

         LIQUIDITY AND CAPITAL RESOURCES.

         Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated only minimal revenues from operations to date. The Company's net cash provided by operating activities for the three months ended March 31, 2000 was $4,677 compared to $575 for the three months ended March 31, 1999, an increase of $4,102. This increase resulted from increases in the Company's net loss, which included a non-cash charge of $332,054 for expenses paid by issuance of common stock, and increases in receivables and inventories offset by increases in accounts payable and accrued expenses. These increases resulted from the expansion of the Company's operations. The Company's net cash from financing activities increased by approximately $160,000 from the proceeds received from an option exercised by a consultant.

         The Company's short-term and long term liquidity requirements are expected to result from working capital needs to purchase inventory and pay other operating expenses. Although, the Company cannot accurately predict the precise timing of its future capital, the Company estimates that it will need to expend approximately $2,000,000, within the next twelve months. The Company estimates that of that amount (i) $1,000,000 will be for pre-assembled finished goods inventory from subcontractors, (ii) $250,000 for sales and marketing forces (iii) $250,000 for professional fees and (iv) $500,000 for other operating expenses, such as payroll, rent and office expenses.

         The Company has no assured available financial resources to meet its March 31, 2000 working capital deficit of $69,000 and future operating costs.

         The Company is seeking additional equity capital from private and public offerings. There is no assurance, that the Company will be able to raise such additional capital during the next 12 months. If the Company is unable to obtain necessary additional capital, the Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations

         Although, the Company may be able to raise additional capital through the exercise of the Class A and Class B Warrants for shares of common stock there is no assurance, that the Company will be able to raise such additional capital.

Part II

ITEM 1. Legal Proceedings

         None.

ITEM 2. Changes In Securities And Use of Proceeds

         On April 25, 2000, pursuant to an employment agreement between the Company and Enrique Dillon, the Company issued 1,170,000 shares of common stock to Enrique Dillon. On May 1, 2000, pursuant to an employment agreement between the Company and Martin Dell'Oca, the Company issued 200,000 shares of common stock to Martin Dell'Oca. Because the shares were issued for services, neither transaction involved the payment of money to the Company. The shares under both employment agreements, are subject to forfeiture in the event the employees resign or are terminated for cause prior to the initial two-year terms of their respective employment agreements. Pending the forfeiture periods, the shares are held in escrow. The Company relied upon the exemption provided by ss.4(2) of the Securities Act, for "transactions by an issuer not involving any public offering."

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

27       Financial Data Schedule
                                       10

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Nexland, Inc.



Dated:  March 5, 2001                          By: /s/ Gregory S. Levine
                                               -------------------------------
                                               Gregory S. Levine
                                               President