Form 10-Q/A
period 2000-06-30
NEXLAND INC
filed 2001-03-05
CIK 1011722

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

ITEM 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................8
         Forward-looking Statements And Associated Risks...................8
         Going Concern ....................................................8
         Significant Plant or Equipment Purchases..........................8
         Changes in The Number of Employees................................8
         Management's Discussion And Analysis..............................8
         Revenue...........................................................8
         Cost of Sales ....................................................8
         Gross Profit......................................................9
         Selling, General And Administrative...............................9
         Liquidity And Capital Resources...................................9
         Capital Expenditures.............................................10

PART II...................................................................11
         ITEM 1. Legal Proceedings........................................11
         ITEM 2. Changes In Securities and Use of Proceeds ...............11
         ITEM 3. Defaults Upon Senior Securities .........................11
         ITEM 4. Submission of Matters to a Vote of Security Holders......11
         ITEM 5. Other Information........................................11
         ITEM 6. Exhibits ................................................11

SIGNATURES................................................................13

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
                                                              ===========       ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                  NEXLAND, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                               FOR THE            FOR THE            FOR THE            FOR THE
                                                THREE              THREE               SIX                SIX
                                               MONTHS             MONTHS              MONTHS             MONTHS
                                                ENDED              ENDED              ENDED              ENDED
                                               JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                2000               1999                2000               1999
                                            ------------       ------------       ------------       ------------
SALES                                       $    241,270       $     31,015       $    440,880       $     34,902
COST OF SALES                                     91,463             21,403            177,195             27,342
                                            ------------       ------------       ------------       ------------
GROSS PROFIT                                     149,807              9,612            263,685              7,560
                                            ------------       ------------       ------------       ------------

OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE         1,504,786             11,836          2,035,544             15,320
   DEPRECIATION                                    1,274                 --              2,114                 --
                                            ------------       ------------       ------------       ------------

TOTAL OPERATING EXPENSES                       1,506,060             11,836          2,037,658             15,320

INTEREST EXPENSE                                   5,536                 --             11,072                 --
                                            ------------       ------------       ------------       ------------
NET (LOSS)                                  $ (1,361,789)      $     (2,224)      $ (1,785,045)      $     (7,760)
                                            ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  34,457,472         29,500,000         34,293,178         29,500,000

NET (LOSS) PER COMMON SHARE                 $       (.04)      $         --       $       (.05)      $         --



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

GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operation. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its marketing and promotional activities, and to achieve a level of sales adequate to support its cost structure. Through June 30, 2000, the Company has incurred losses totaling $1,785,045 and is developing a customer base for its product, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2000 and 1999:

                  (1) Revenues. For the three and six months ended June 30, 2000, the Company had $241,270 and $440,880, respectively in revenue from sales of 1,092 and 1,855 units of shared Internet access "hardware routers" for home and small office users. During the same period in 1999, when sales first began, the Company had sales of $31,015 and $34,902, respectively.

                  (2) Cost of Sales. Cost of product sales for the three and six months ended June 30, 2000 was $91,463 and $177,195, respectively as compared to $21,403 and $27,342, respectively, for the same period in 1999. The increase of $70,060 and $149,853, respectively, consisted of the purchase price and in-bound freight of pre-assembled finished goods inventory from subcontractors in Taiwan, Republic of China. The Company expects the dollar amount of purchases of pre-assembled finished goods inventory from subcontractors to increase in the future as the Company increases sales.

                  (3) Gross Profit. The gross profit of our products was approximately 62% and 60%, respectively for the three and six months ended June 30, 2000. The Company expects pricing pressures from our competition, but will attempt to lower our cost procurement from subcontractors by obtaining the benefits of lower product costs through volume purchases. In order to maximize the Company's growth from sales, the Company may in the future reduce selling prices to take advantage of large volume sales opportunities, thus, possibly lowering the gross margin in the future.

         Selling, General and Administrative Expenses
         Three Months Ended June 30, 2000 and 1999

         Selling, general and administrative expenses increased to $1,504,786 for the three months ended June 30, 2000 as compared to $11,836 for the three months ended June 30, 1999. The increase of $1,492,950 is primarily as a result of our growth, increase in personnel and other related costs which are explained below. In this connection, our payroll costs increased by $97,000, our facilities expenses and office expense increased by $66,000, professional fees by $75,000, and consultant expense by $46,000 and other operating expenses by $41,000. The consultant was hired to help us raise capital. During this period, we had two transactions that resulted in noncash expenditures to the Company. On June 30, 2000, Mr. Dillon, former CEO, resigned for personal reasons. In connection with his resignation, the 1,170,000 shares of common stock issued in connection with his employment agreement were forfeited. The Company in consideration of the termination of the employment agreement issued 500,000 shares of common stock to the former executive. Such shares were valued based on the then fair market value of the Company's common stock at $1,125,000 In addition, the Company recorded a charge in the amount of $42,000 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. The Company expects to increase its selling, general and administrative in the future in proportion to the Company's anticipated growth in sales.

         Six Months Ended June 30, 2000 and 1999

         Selling, general and administrative expenses increased to $2,035,544 for the six months ended June 30, 2000 as compared to $15,320 for the six months ended June 30, 1999. The increase of $2,020,224 is primarily as a result of our growth, increase in personnel and other related costs which are explained below. In this connection, our payroll costs increased by $141,000, our facilities expenses and office expense increased by $108,000, professional fees by $168,000 and other operating expenses by $57,000. During this period, we had four transactions that resulted in noncash expenditures to the Company. On June 30, 2000, Mr. Dillon resigned from his position in the Company for personal reasons. In connection with his resignation, the 1,170,000 shares of common stock issued in connection with his employment agreement were forfeited. The Company in consideration of the termination of the employment agreement issued 500,000 shares of common stock to the former executive. Such shares were valued based on the then fair market value of the Company's common stock at $1,125,000 In addition, the Company recorded a charge in the amount of $42,000 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. We also issued common stock valued at $240,000, the then fair market value pursuant to a penalty provision resulting from the late filing of our Form S-1 Registration Statement. We also issued common stock to a consultant valued at $139,000, the then market value of the stock. The consultant was hired to help us raise capital. The Company expects to increase its selling, general and administrative in the future in proportion to the Company's anticipated growth in sales.

         LIQUIDITY AND CAPITAL RESOURCES LIQUIDITY AND CAPITAL RESOURCES.

         Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated only minimal revenues from operations to date. The Company's net cash (used in) provided by operating activities for the three months ended June 30, 2000 was ($109,040) compared to $18,797 for the three months ended June 30, 1999, a decrease of $127,837. This decrease resulted from increases in the Company's net loss, which included non-cash charges of (i) $41,666 for compensation in connection with an employment agreement, (ii) $1,125,000 for compensation in connection with severance and (iii) $378,929 for expenses paid by the issuance of common stock and increases in receivables and inventories offset by increases in accounts payable and accrued expenses. These increases result from the expansion of the Company's operations. The Company's net cash provided by financing activities increased by approximately $160,000 from an option exercised by a consultant.

         The Company's short-term liquidity requirements are expected to result from working capital needs to purchase inventory and pay other operating expenses. Although the Company cannot accurately predict the precise timing of our future capital, the Company estimates that it will need to expend approximately $2,000,000, within the next twelve months. The Company estimates that of this amount (i) $1,000,000 will be for pre-assembled finished goods inventory from subcontractors, (ii) $250,000 for sales and marketing forces,
(iii) $250,000 for professional fees and (iv) $500,000 for other operating expenses, such as payroll, rent and office expenses.

         The Company has no assured available financial resources to meet its June 30, 2000 working capital deficit of $254,640 and future operating costs.

         The Company is seeking additional equity capital from private and public offerings. There is no assurance, that the Company will be able to raise such additional capital during the next 12 months. If the Company is unable to obtain necessary additional capital, the Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations

         Although, the Company may be able to raise additional capital through the exercise of the Class A and Class B Warrants for shares of Common Stock there is no assurance that the Company will be able to raise such additional capital.

CAPITAL EXPENDITURES

         During the six months ended June 30, 2000, the Company's net capital additions were $17,046. During fiscal year 2000, the Company anticipates spending $300,000 in developing new products, purchasing computers and other systems.

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