Form 10-Q/A
period 2000-09-30
NEXLAND INC
filed 2001-03-05
CIK 1011722

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

ITEM 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................9
         Forward-looking Statements And Associated Risks...................9
         Going Concern ....................................................9
         Significant Plant or Equipment Purchases..........................9
         Changes in The Number of Employees................................9
         Management's Discussion And Analysis..............................9
         Revenue...........................................................9
         Cost of Sales ....................................................9
         Gross Profit ....................................................10
         Selling, General And Administrative..............................10
         Liquidity And Capital Resources..................................11
         Capital Expenditures.............................................12
         Inflation........................................................12

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

SIGNATURES................................................................16

                              FINANCIAL STATEMENTS
                          NEXLAND, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                                             September 30,           December 31,
                                                                                      2000                   1999
                                                                               (Unaudited)
ASSETS
CURRENT
         Cash and cash equivalents                                             $    88,485           $     4,231
         Accounts receivable                                                       157,589                78,597
         Inventory                                                                 155,767                56,467
                                                                               -----------           -----------
TOTAL CURRENT ASSETS                                                               401,841               139,295

EQUIPMENT, NET                                                                      27,536                 4,775
DEPOSITS AND OTHER ASSETS                                                           48,180                 3,180
                                                                               -----------           -----------
TOTAL ASSETS                                                                   $   477,557           $   147,250
                                                                               ===========           ===========
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
         Accounts payable                                                      $   654,930           $   196,061
         Accrued expenses                                                           78,951                53,939
         Notes payable                                                              19,553                19,553

TOTAL CURRENT LIABILITIES                                                          753,434               269,553
NOTES PAYABLE - RELATED PARTIES                                                    201,917               201,917
                                                                               -----------           -----------
                                                                                   955,351               471,470
CAPITAL DEFICIT
         PREFERRED STOCK, 10,000,000 SHARES AUTHORIZED,
                  $0.0001 PAR VALUE; NO SHARES OUTSTANDING                              --                    --
         COMMON STOCK, 50,000,000 SHARES AUTHORIZED,
                  $0.0001 PAR VALUE; 35,174,977 and 34,094,703 ISSUED
                  AND OUTSTANDING                                                    3,517                 3,410
ADDITIONAL PAID-IN CAPITAL                                                       2,507,666                    --
UNEARNED COMPENSATION                                                             (395,835)                   --
ACCUMULATED DEFICIT                                                             (2,593,142)             (327,630)

TOTAL CAPITAL DEFICIT                                                             (477,794)             (324,220)
                                                                               -----------           -----------
TOTAL LIABILITIES & STOCKHOLDER EQUITY                                         $   477,557           $   147,250
                                                                               ===========           ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       NEXLAND, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE                  FOR THE                FOR THE                FOR THE
                                                      THREE                    THREE                   NINE                   NINE
                                                     MONTHS                   MONTHS                 MONTHS                 MONTHS
                                                      ENDED                    ENDED                  ENDED                  ENDED
                                                  SEPTEMBER                SEPTEMBER              SEPTEMBER              SEPTEMBER
                                                        30,                      30,                    30,                    30,
                                                       2000                     1999                   2000                   1999

SALES                                            $    319,574           $     47,876           $    760,454           $     82,778
COST OF SALES                                         144,909                 54,944                322,104                 82,285
                                                 ------------           ------------           ------------           ------------
GROSS PROFIT                                          174,665                 (7,068)               438,350                    493

OPERATING EXPENSES:
    SELLING, GENERAL AND ADMINISTRATIVE               648,239                 64,287              2,683,776                 81,688
    DEPRECIATION                                        1,500                     --                  3,614                     --
                                                 ------------           ------------           ------------           ------------
TOTAL OPERATING EXPENSES                              649,739                 64,287              2,687,390                 81,688

INTEREST EXPENSE                                        5,400                     --                 16,472                     --

                                                 ------------           ------------           ------------           ------------
NET (LOSS)                                       $   (480,474)          $    (71,355)          $ (2,265,512)          $    (81,195)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                      35,079,382             29,500,000             34,558,126             29,500,000

NET (LOSS) PER COMMON SHARE                      $        .01           $         --           $        .07           $         --



        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

       NEXLAND, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                           FOR THE              FOR THE
                                                                                              NINE                 NINE
                                                                                      MONTHS ENDED         MONTHS ENDED
                                                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                                                              2000                 1999

OPERATING ACTIVITIES:
         NET LOSS                                                                    $(2,265,512)          $   (81,195)
                  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
                  CASH (USED IN) OPERATING ACTIVITIES:
                           COMPENSATION CHARGES IN CONNECTION WITH
                                    EMPLOYMENT AGREEMENT                                 104,165                    --
                           COMPENSATION CHARGE IN CONNECTION
                                    WITH SEVERANCE                                     1,125,000                    --
                           EXPENSES PAID BY ISSUANCE OF COMMON STOCK                     378,929                    --
                           CONTRIBUTED RESEARCH AND DEVELOPMENT SERVICES                 199,000                    --
                           DEPRECIATION                                                    3,614                    --
                           CHANGES IN ASSETS AND LIABILITIES:
                                    (INCREASE) IN ACCOUNTS RECEIVABLE                    (78,992)                   --
                                    (INCREASE) IN INVENTORY                              (99,300)              (39,572)
                                    (INCREASE) IN DEPOSITS AND OTHER ASSETS              (45,000)                   --
                                    INCREASE IN ACCOUNTS PAYABLE
                                            AND ACCRUED EXPENSES                         483,881               111,842
                                                                                     -----------           -----------
TOTAL ADJUSTMENTS                                                                      2,071,297                72,270
                                                                                     -----------           -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                                 (194,215)               (8,925)

INVESTING ACTIVITIES:
         PURCHASE OF EQUIPMENT                                                           (26,375)               (2,251)
                                                                                     -----------           -----------
FINANCING ACTIVITIES:
         PROCEEDS FROM ISSUANCE OF WARRANTS                                               45,491                    --
         PROCEEDS FROM ISSUANCE OF COMMON STOCK                                           99,353                    --
         PROCEEDS FROM EXERCISE OF OPTIONS                                               160,000                    --
         ADVANCES FROM STOCKHOLDER                                                            --                15,365
                                                                                     -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                304,844                15,365

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 84,254                 4,189
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           4,231                    23
                                                                                     -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    88,485           $     4,212
                                                                                     ===========           ===========

SUPPLEMENTAL DISCLOSURES:
         CASH PAID FOR TAXES                                                         $        --           $        --
         CASH PAID FOR INTEREST                                                      $        --           $        --
         ISSUANCE OF COMMON STOCK FOR COMPENSATION                                   $   500,000           $        --
         ISSUANCE OF COMMON STOCK FOR SEVERANCE                                      $ 1,125,000           $        --
         ISSUANCE OF COMMON STOCK FOR CONSULTING SERVICES AND
                  LATE FILING FEES FOR THE COMPANY'S S-1                             $   378,929           $        --
         CONTRIBUTED RESEARCH AND DEVELOPMENT SERVICES                               $   199,000


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

Effective, September 1, 2000, a company controlled by one of our principal shareholders, incurred research and development costs on our behalf for the further development of our internet access hardware routers. In this connection, we recorded as a capital contribution $199,000, which represents the actual costs, incurred by this company on our behalf, substantially consisting of technician salaries for subcontactors located in Taiwan. We have no formal agreement with this company and we are in the preliminary phase of evaluating the acquistion of this company during the next 12 months.

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

On September 6, 2000, the Company granted the following options under the 2000 Stock Incentive Plan:

o To Greg Levine, Chief Executive Officer of the Company, options to purchase up to 300,000 shares of the common stock at an exercise price of $0.843 per share. These options vest 50% immediately and 12.5% on the first, second, third and fourth anniversaries of the grant date. These options may be exercised within ten years of the date of grant.

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

GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operation. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its marketing and promotional activities, and to achieve a level of sales adequate to support its cost structure. Through September 30, 2000, the Company has incurred losses totaling $2,265,512 and is developing a customer base for its product, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         For the three and six months ended September 30, 2000 and 1999:

                  (1) Revenues. For the three and nine months ended September 30, 2000, the Company had $319,574 and $760,454, respectively in revenue from the sale of 1,632 and 3,487 units of shared Internet access "hardware routers" for home and small office users. During the same periods in 1999, when sales first began, the Company had sales of $47,876 and $82,778, respectively.

                  (2) Cost of Sales. Cost of product sales for the three and nine months ended September 30, 2000 was $144,909 and $322,104, respectively as compared to $54,944 and $82,285 for the same periods in 1999. The increase of $89,965 and $239,819, respectively, consists of the purchase price and in-bound freight of pre-assembled finished goods inventory from subcontractors in Taiwan, Republic of China. The Company expects the dollar amount of purchases of pre assembled finished goods inventory from subcontractors to increase in the future as the Company increases sales.

                  (3) Gross Profit. The gross profit of our products was approximately 55% and 58%, respectively for the three and nine months ended September 30, 2000. The Company expects pricing pressures from our competition, but will attempt to lower our cost procurement from subcontractors by obtaining the benefits of lower product costs through volume purchases. In order to maximize the Company's growth from sales, the Company may in the future reduce selling prices to take advantage of large volume sales opportunities, thus, the gross margin could be lower in the future.

         During the third quarter of 2000, we opened an office in Victoria, B.C. Operations relating to this office were not significant during the third quarter. The Company expects its sales to increase during the next 12 months from this Canadian subsidiary.

         Selling, General and Administrative Expenses
         Three Months Ended September 30, 2000 and 1999

         Selling, general and administrative expenses increased to $648,239 for the three months ended September 30, 2000 as compared to $64,287 for the three months ended September 30, 1999. The increase of $583,952 is primarily as a result of our growth, increase in personnel and other related costs which are explained below. In this connection, our payroll costs increased by $84,000, our facilities expenses and office expense increased by $101,000, professional fees by $99,000, and other operating expenses by $38,000. During this period, we had two transactions that resulted in noncash expenditures by the Company. A company controlled by one of our principal shareholders, incurred research and development costs on our behalf for the further development of our internet access hardware routers. In this connection, we recorded as a capital contribution $199,000, which represents the actual costs, incurred by this company on our behalf, substantially consisting of technician salaries for subcontactors located in Taiwan. We have no formal agreement with this company and we are in the preliminary phase of evaluating the acquistion of this company during the next 12 months. During the comparable period in 1999, the Company did not incur any research and development costs, since it purchased ready to sell finished goods inventory. In addition, the Company recorded an increase in the charge of $63,000 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. The Company expects to increase its selling, general and administrative in the future in proportion to the Company's anticipated growth in sales.

         Nine Months Ended September 30, 2000 and 1999

         Selling, general and administrative expenses increased to $2,683,876 for the nine months ended September 30, 2000 as compared to $81,688 for the nine months ended September 30, 1999. The increase of $2,602,188 is primarily as a result of our growth, increase in personnel and other related costs which are explained below. In this connection, our payroll costs increased by $226,000, our facilities expenses and office expense increased by $228,000 professional fees by $266,000 and other operating expenses by $75,000. During this period, we had five transactions that resulted in noncash expenditures to the Company. A company controlled by one of our principal shareholders, incurred research and development costs on our behalf for the further development of our internet access hardware routers. In this connection, we recorded as a capital contribution $199,000, which represents the actual costs, incurred by this company on our behalf, substantially consisting of technician salaries for subcontactors located in Taiwan. We have no formal agreement with this company and we are in the preliminary phase of evaluating the acquistion of this company during the next 12 months. During the comparable period in 1999, the Company did not incur any research and development costs, since it purchased ready to sell finished goods inventory. On June 30, 2000, Mr. Dillon, our former CEO, resigned from his position in the Company for personal reasons. In connection with his resignation, the 1,170,000 shares of common stock issued in connection with his employment agreement were forfeited. The Company in consideration of the termination of the employment agreement issued 500,000 shares of common stock to the former executive. Such shares were valued based on the then fair market value of the Company's common stock at $1,125,000. In addition, the Company recorded a charge in the amount of $104,000 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. We also issued common stock valued at $240,000, the then fair market value, pursuant to a penalty provision resulting from the late filing of our form S-1. We also issued common stock a consultant valued at $139,000, the then market value of the common stock. The consultant was hired to help us raise capital. The contract was terminated effective June 18, 2000, accordingly there is no expense for the three months ended September 30, 2000. The Company expects to increase its selling, general and administrative in the future in proportion to the Company's anticipated growth in sales.

         LIQUIDITY AND CAPITAL RESOURCES.

         Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated only minimal revenues from operations to date. The Company's net cash used in operating activities for the nine months ended September 30, 2000 was $194,215 compared to $8,925 for the nine months ended September 30, 1999, an increase of $185,290. This increase resulted from increases in the Company's net loss, which included noncash charges of (i) $104,000 for compensation in connection with an employment agreement, (ii) $1,125,000 for compensation in connection with severance, (iii) $379,000 for expenses paid by the issuance of common stock and (iv) $199,000 contributed research and development services and increases in receivables and inventories, offset by increases in accounts payable and accrued expenses. These increases resulted from the expansion of the Company's operations. The Company's net cash provided by financing activities increased by $289,479 from proceeds received from the exercise of options and warrants and issuance of common sock.

         The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory and pay other operating expenses. Although the Company cannot accurately predict the precise timing of its future capital, the Company estimates that it will need to expend approximately $2,000,000, within the next twelve months. The Company estimates that of that amount (i) $1,000,000 will be for pre-assembled finished goods inventory from subcontractors, (ii) $250,000 for sales and marketing forces, (iii) $250,000 for professional fees and (iv) $500,000 for other operating expenses, such as payroll, rent and office expenses.

         The Company has no assured available financial resources to meet its September 30, 2000 working capital deficit of $351,593 and future operating costs.

         The Company is seeking additional equity capital from private and public offerings. There is no assurance, that the Company will be able to raise such additional capital during the next 12 months. If the Company is unable to obtain the necessary additional capital, the Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations

         Although, the Company may be able to raise additional capital through the exercise of the Class A and Class B Warrants for shares of Common Stock there is no assurance that the Company will be able to raise such additional capital.

CAPITAL EXPENDITURES

During the nine months ended September 30, 2000, the Company's net capital additions were $26,375.

No significant capital additions were made during the comparable period in 1999.

INFLATION

The Company has not been materially affected by the impact of inflation.

PART II

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 25, 2000, pursuant to an employment agreement between the Company and Enrique Dillon, the Company issued 1,170,000 shares of common stock to Enrique Dillon. On May 1, 2000, pursuant to an employment agreement between the Company and Martin Dell'Oca, the Company issued 200,000 shares of common stock to Martin Dell'Oca. Because the shares were issued for services, neither transaction involved the payment of money to the Company. The shares under both employment agreements are subject to forfeiture in the event the employees resign or are terminated for cause prior to the initial two-year terms of their respective employment agreements. Pending the forfeiture periods, the shares are held in escrow. The Company relied upon the exemption provided by SS.4(2) of the Securities Act, for "transactions by an issuer not involving any public offering."

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



                                            Nexland, Inc.




Dated:   March 5, 2001                      By: /s/ Gregory S. Levine
                                                --------------------------------
                                                Gregory S. Levine
                                                President