Form 10-K
period 2000-12-31
NEXLAND INC
filed 2001-05-14
CIK 1011722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2000

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from to __________ to


                         Commission file number 333-3074
                                                --------

                                  NEXLAND, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                          37-1356503
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

        1101 BRICKELL AVENUE, SUITE 200 NORTH TOWER, MIAMI, FLORIDA 33131
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (305) 358-7771

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
        None                                        None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           /X/   Yes    / /   No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.            / /

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,816,890.50 as of April 19, 2001, based upon the closing price of $0.30 on the OTCBB reported on such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 19, 2001, there were 36,153,385 shares of the Registrant's Common Stock issued and outstanding. There were no shares of the Registrant's Preferred stock outstanding.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

         Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," will," "expect," "anticipate," "believe," "estimate, and "continue," or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial conditions; or (iii) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in the section entitled "Certain Business Risks," as well as any cautionary language in this Form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.



                                     PART I


ITEM 1.       BUSINESS.


GENERAL

         WindStar Resources, Inc., (before the name change to Nexland, Inc.) was formed in Arizona on March 22, 1995, (under the name Turtleback Mountain Gold Co., Inc.) to engage in the business of mineral exploration, and if warranted, development and production, or the sale of precious minerals. WindStar Resources, Inc. failed to achieve its goals and business objectives and in 1999 concluded it was no longer economical to continue as a public gold exploration mining company. Nexland, Inc., was incorporated in Florida on December 4, 1994, but was inactive until November 17, 1999 when it was acquired by us. Nexland LP, a Florida limited partnership, formed on September 25, 1997, was an operating company until November 15, 1999 when it assigned all of its partnership assets to Nexland, Inc. in exchange for 17,000 of the latter's common shares.

         On November 17, 1999, we acquired Nexland, Inc. in a reverse acquisition transaction resulting in the change of our business from mining to computer security equipment. We changed our name to "Nexland, Inc." on December 8, 1999. As WindStar Resources, Inc., we never owned an operating mine and, prior to the Nexland, Inc. acquisition, had no other revenue-producing mining activities. Since our merger with Nexland, Inc., we have become a supplier of hardware routers and Internet firewall devices and have shed all connection with the mining business.

         Our Internet Sharing Box product line allows multiple users on a local area network to simultaneously share the same Internet connection while optimizing each user's access speed, as well as providing firewall security. Our Internet Sharing Box product line is intended to support multiple operating systems, including Windows, Macintosh, UNIX and Linux. Our products are designed to be compatible with existing telephone and data connection lines, as well as integrated services digital networks and emerging access technologies, such as digital subscriber lines and cable modem connections. An integrated services digital network is an international telecommunications standard for providing digital service from a customer's premises to a dial-up telephone network. A digital subscriber line is a type of technology that increases the digital capacity of ordinary telephone lines into a home or office. Digital subscriber line speeds are tied to the distance between a customer and a telephone company. Our products enable multiple users to securely access the Internet simultaneously through regular telephone lines, slow speed data connections, or high-speed digital connections. We primarily market and sell our products through North American based Internet service providers, value-added resellers, and telephone companies; however, in the past, we have had minor sales to direct end-users. During fiscal year 2000, we made sales to over 100 customers.


EXPLANATION AND BACKGROUND OF THE INTERNET

         The Internet is a global collection of interconnected computer networks that transmit any combination of voice, video and/or data between users. The Internet allows commercial organizations, educational institutions, government agencies, and individuals to electronically communicate, access and share information, and conduct business. As businesses have begun to use e-mail, file transfer and area networks, commercial usage has become a major component of Internet traffic.

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

         In our opinion, participation in this emerging Internet-based economy and realization of the benefits and efficiencies facilitated by new Internet-enabled business applications are becoming increasingly important for the small business office market, as well as the Internet service providers and telephone companies which provide Internet service to them. The small business office market includes small businesses, home offices and remote offices. We believe the Internet allows these businesses to communicate more effectively with their suppliers and customers and to access and share critical business information both internally and externally. Overall, we believe the Internet and the business applications enabled by the Internet present tremendous opportunities for businesses to improve communications, collaborate with partners, suppliers and customers, perform important processes online and realize cost and operational efficiencies that may position them to compete more effectively with organizations that have greater resources and market presence.

         INTERNET ACCESS TECHNOLOGIES FACILITATE NEW APPLICATIONS. Analog dial-up modems, which utilize regular telephone lines and data connections, currently represent the most widely utilized method of accessing the Internet. While many markets worldwide will continue to depend on these slower speed Internet access technologies, new high-speed and high transmission capacity Internet access technologies, such as digital subscriber lines and cable modems, have emerged in recent years.

         THE BROADBAND MARKET - HIGH-SPEED ACCESS. Integrated services digital networks are rapidly becoming available in the United States as a method to transmit more data over existing telephone lines. Integrated services digital networks are, in most markets, priced comparably to standard analog telephone circuits. These networks transmit data at greater speeds than the analog dial-up modems. However, new emerging access technologies offer even greater transmission capacity, provide much faster access speeds and enable a variety of new data intensive, multimedia and graphical applications. These broadband markets include:

         o Digital Subscriber Line, which is a method for moving data over existing copper telephone lines, but at a much faster rate than a regular telephone connection;

         o Interactive Cable, which allows for communication across cable infrastructure;

         o        cable modems and cable modem termination centers; and

         o wireless transmissions, which are movements of packets of information over airwaves.

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

         o SHARED ACCESS. Many small business offices have addressed the Internet access problem by installing a single dedicated computer that is connected to the Internet via a modem, an analog telephone line and a single Internet service account shared by all users in the office. This approach is inefficient because it requires users to wait in line until the Internet terminal becomes available. In addition, productivity is often reduced since many users fail to access the Internet because it is not conveniently accessible from their individual workplaces. As an alternative, some small business offices have added additional modems, analog phone lines and Internet service accounts for each employee requiring Internet access. However, maintaining separate Internet connections for each user is costly and difficult to manage. Moreover, neither of these solutions enables shared Internet access among multiple users.

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

         o EXPANDABILITY AND COMPATIBILITY. We believe small business offices need Internet access solutions that accommodate their current requirements and that can be expanded to accommodate additional users as their businesses grow. In addition, many small business offices seek solutions that meet these needs without having to replace existing systems, invest significant capital in upgrades or employ in-house information technology personnel. Many small business offices have already made significant investments in computer hardware, modems and software, and utilize widely available analog access technologies. As a result, these small business offices require Internet access solutions that are compatible with existing hardware and software and flexible enough to support analog access technologies, as well as emerging high-speed access technologies.

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

         Our products are designed to be compatible with traditional telephone and data connections that operate at slow speeds, as well as high-speed technologies, including integrated services digital networks, digital subscriber lines and cable modems. In addition, our products extend the benefits of analog technology by enabling multiple users to access the Internet simultaneously through regular telephone lines and analog modems at up to 30 times the access speed of a single analog connection. Our products offer the following key benefits:

         o EFFICIENT SHARED INTERNET ACCESS. The Internet Sharing Box product line enables an entire office to share information, use e-mail, and access the Internet independent of the access technology utilized. Multiple users in an office can share a single Internet connection and Internet service provider account.

         o EASE OF INSTALLATION AND USE. We deliver a shared Internet access solution. To facilitate easy installation, our Internet Sharing Box product package contains step-by-step installation instructions and easy-to-follow diagrams and illustrations for a variety of network environments. Users can determine whether their computers are appropriately configured to connect to our product. Our integrated firmware, which is a category of memory chips that hold their content without electrical power and is sometimes referred to as "hard software", provides a single screen configuration to connect the entire office to the Internet. Our products work within most existing environments and operating systems, such as Windows, Macintosh, UNIX and Linux.

         o HIGH-SPEED ACCESS. Our Internet Sharing Box product line supports all major Internet access technologies used by offices, including traditional telephone and data connections, integrated services digital networks, digital subscriber lines, and cable and wireless connections.

         o LOW COST OF OWNERSHIP. Our Internet Sharing Box product line is designed to minimize installation, maintenance and Internet access expenditures by enabling multiple users in an office to share a single Internet connection and Internet service provider account. In addition, the ease of installation and use of the Internet Sharing Box product line enables small business offices to avoid hiring in-house information technology personnel that might otherwise be required to implement and maintain an effective Internet access solution.

         o EXPANDABILITY AND COMPATIBILITY. Our Internet Sharing Box product line is designed to be compatible with most widely-used computers, software, modems, and terminal adapters such as those manufactured by 3Com, Cisco and Alcatel. This broad compatibility enables most offices to leverage their prior technology investments by utilizing our products with hardware and software that have already been installed. In addition, our product line provides an office the flexibility to expand Internet access as their needs require.

         o FIREWALL PROTECTION. Our Internet Sharing Box products provide firewall security among shared users. A firewall is a method for keeping a network secure. Our products are also designed to keep internal network traffic secure.

         o VIRTUAL PRIVATE NETWORK. A virtual private network usually refers to a network in which some of the parts are connected using the public Internet, but data is transmitted in encrypted form, thus making the network "virtually private." Our ISB2LAN product supports this function.

         A DESCRIPTION OF OUR PRODUCTS. Our primary product line is the Internet Sharing Box (ISB) series. The ISB products include the ISB100e, the ISB2LAN Cable/xDSL Internet Sharing Box and the ISB2LAN-H4 Cable/xDSL Internet Sharing Box. The ISB products are hardware routers that allow users, connected on an ethernet local area network, to share Internet access at the same time using only one modem, one telephone line or cable connection, and one Internet access account. In addition, the ISB series of products are a "firewall," providing network security. The ISB products are compatible with personal computers, PC, Macintosh, UNIX, NT, Linux computers and any computer that uses a transmission control protocol/Internet protocol (TCP/IP) browser interface.

         From the simple single port ISB100e, to the powerful cable/digital subscriber line supporting ISB2LAN and ISB2LAN-H4, we have an Internet Sharing Box for most Internet connections, including a home office with three or four PC's to an office with up to 250 PCS. The Internet connection utilized by an office will determine the choice of product.

         All of the ISB products allow simultaneous and independent Internet access for all users on a network, as well as firewall security protection to prevent any unwanted access to the local network.

         o ISB100e -- One serial port connection for use with any external analog or integrated services digital network modem up to a maximum transfer rate of 230k. Expanded features of this product include modem sharing, fax sharing, remote access capability and virtual private network functionality.

         o ISB2LAN and ISB2LAN-H4 -- Designed specifically for shared Internet access, the ISB2LAN and ISB2LAN-H4 feature step-by-step installation and configuration. These units connect to a cable or digital subscriber line modem through an ethernet connection to accommodate high-speed data transmission. An ethernet connection is a shared media local area network where all stations share the total bandwidth, which is either 10 Mbps (ethernet) or 100 Mbps (fast ethernet). The ISB2LAN-H4 comes with an integrated 4-Port Hub, which is a device used to connect computers together and create a local area network.

         BUSINESS STRATEGY. Our mission is to become a recognized provider of Internet sharing and firewall security devices. We believe that in order to accomplish our mission we need to be successful in completing the following tasks:

         o SATISFY CUSTOMERS. We believe that the Internet access solutions currently offered by most personal computing and networking vendors continue to be technically complex and generally unable to satisfy the unique requirements of the work-at-home employee, telecommuter, or home office user. Therefore, we believe the opportunity in these markets is significant and we intend to continue to focus our product development efforts, distribution strategies and support services to satisfy the specific requirements of these market segments.

                  o CONTINUING TO INTEGRATE EMERGING ACCESS TECHNOLOGIES INTO OUR PRODUCTS. Our products are designed to support most major Internet access technologies used by consumers. We believe our strategy of developing products that are capable of being expanded will enable our current and future customers to benefit from the deployment of emerging, high-speed transmission technologies. Further, we believe emerging, high-speed transmission technologies will increase the demand in offices for shared Internet access solutions. Therefore, we intend to support the commercialization of new high-speed transmission technologies by pursuing partnering relationships with high-speed transmission technology providers while continuing to pursue the existing market for our traditional telephone and data connection products.

         o DEVELOP STRATEGIC ALLIANCES. In order to be apprised of industry trends, to be compatible with emerging technologies and to be recognized as a technologically savvy company, we have developed relationships with various industry leaders, including Bell Canada, Alaska Phone Company and Motorola.

         SALES AND MARKETING OVERVIEW. Because of our limited financial resources we have not had the resources to fully implement a marketing and sales force. In order to increase our revenues, we will have to develop a marketing and sales force with technical expertise and marketing capability. We anticipate that our future sales staff will be employed both on an independent contractor basis and as in-house employees.

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

         o SALES STRATEGY. Currently, we primarily rely on direct sales to generate new customers and to maintain relationships with existing customers. We have six sales representatives. As our capacity and operations grow we anticipate hiring regional sales engineers and a Vice-President of Marketing and Sales to build an in-house direct sales force.

         o MARKETING STRATEGY. We plan to utilize a variety of marketing techniques to generate awareness and inquiries.

         o MAGAZINE/PROFESSIONAL JOURNAL/NEWSPAPER ADVERTISEMENT. We plan to advertise in major telecommunications and Internet magazines throughout the country using postcard inserts and other mail-in techniques to foster inquiries and to solicit sales.

         o WEBSITE. We have a website (www.Nexland.com) where information about our Company and our services can be obtained. Users can also e-mail a request for contact by one of our sales representatives at Sales@Nexland.com. Interested parties can also call a toll-free number (888-NEX-5264) and request informational literature.

         o        WEBSITE  BANNER  ADVERTISING.   We  currently  utilize  banner
                  advertising   on   selected   websites,   such  as   Microsoft
                  LinkExchange, Practically Networked and Carrick Solutions.

         o EXPANSION STRATEGY: INTRODUCE NEW PRODUCTS AND SERVICES. Our objective is to become a recognized provider of secured, shared Internet access. We realize that in order to achieve this, we must be innovative in our product design and functionality. In addition, we must continue to establish strategic relationships.

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

         Our current and potential competitors offer a variety of competitive products, including shared Internet access products offered by Linksys, Netopia and SMC and networking equipment products offered by Cisco, 3Com, Nortel and Intel.

         Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, and manufacturing resources, as well as more established distribution channels. These competitors may be able to respond more rapidly to emerging technologies and changes in customer requirements, as well as devote greater resources to the development, promotion and sale of their products. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share. Our competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance and additional features or be introduced earlier than our solutions. Given the market opportunity in the shared Internet access market, we also expect that new competitors may enter our market with better products and technologies. If any technology is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products could decrease, which could seriously harm our business.

         We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies as industry standards and customer requirements evolve. These new products and technologies may supplant or provide lower cost alternatives to our products. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. To be competitive, we must invest in research and development, sales and marketing, and customer support. We cannot be sure that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive. As a result, we may not be able to compete effectively against our competitors. Our failure to maintain and enhance our competitive position within the market may seriously harm our business. Increased competition is likely to result in price reductions, reduced gross margins, and longer sales cycles, any of which would seriously harm our business. We cannot be certain that we will be able to compete successfully against current or future competitors or that competitive pressures will not seriously harm our business.

         On November 17, 1999, we entered into a Mutual Non-Competition Agreement with Nexland, S.A. a French corporation, owned by several principal stockholders of our Company. The agreement provides for the following:

         o        a five year non-competition period;

         o        Nexland France shall have exclusive sales rights to Europe;

         o we shall have exclusive sales and marketing rights to North America, South America, Central America and the Caribbean;

         o if either party sells into the other's territory, the sales contracts shall be assigned to the other party, and the assignee shall pay the assignor 20% of the gross value of the contract.

         INTELLECTUAL PROPERTY. We rely and intend to rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have one U.S. patent pending relating to technology incorporated in our Internet Sharing Box product line, consisting of an algorithm that allows the virtual private network encrypted protocol to pass through our network address translation routers, thus securing the communication from unintended third parties. In addition, we design and implement proprietary coded "firmware" which is designed to make the Internet Sharing Box products function.

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

         Our industry is characterized by the existence of a large number of patents and frequent claims and litigation regarding such patents and other intellectual property rights. In particular, leading companies in the data communication and networking markets have extensive patent portfolios with respect to modem and networking technology. From time to time, these companies, as well as others, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. We expect that we may increasingly be subject to infringement claims as the number of products and competitors in the small business office market for shared Internet access solutions increase and the functionality of products overlaps. In addition, we cannot assure you that third parties will not assert additional claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and divert the attention of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.

         EMPLOYEES. As of April 1, 2001, we employed thirteen persons in Miami and nine in Canada, including nine in operations and administration, one in marketing, and five in customer support. We also employ seven commissioned and salaried sales representatives. None of our employees is represented by a labor union and we have experienced no work stoppages to date. We believe our employee relations are good.


CERTAIN BUSINESS RISKS

         Our Company is subject to various risks, which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our Common Stock. These are not the only risks and uncertainties that we face. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our Common Stock could decline and you could lose all or part of your investment.


WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. For the year ended December 31, 2000 and the year ended December 31, 1999, we sustained losses of $2.8 million and $0.1 million, respectively. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We  have  relied  on  significant   external   financing  to  fund  our
operations. Such financing has historically come from a combination of borrowings from and sale of Common Stock to third parties and funds provided by certain officers and directors. We may need to raise additional capital to fund our anticipated operating expenses and future expansion. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our Common Stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT
AUDITORS

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2000 and 1999 financial statements which states that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

         We had a working capital deficit of $0.6 million and $0.2 million at December 31, 2000 and 1999, respectively. We had an accumulated deficit of $3.2 million and $0.3 million at December 31, 2000 and 1999, respectively.


OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND
MAY FLUCTUATE SIGNIFICANTLY

         There has been a limited public market for our Common Stock and there can be no assurance that an active trading market for our Common Stock will develop. As a result, this could adversely affect our shareholders' ability to sell our Common Stock in short time periods, or possibly at all. Our Common Stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, announcements by our competitors and changes in the overall economy or the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially.


WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME

         Because we have been in business for a short period of time, there is limited information upon which investors can evaluate our business. We were incorporated on December 4, 1994 but did not begin significant operations until the third quarter of 1999. You should consider the likelihood of our future success to be highly speculative in view of our limited operating history, as well as the complications frequently encountered by other companies in the early stages of development, particularly companies in the highly competitive technology industry.


WE HAVE HAD A HISTORY OF A LIMITED CUSTOMER BASE AND THIS MAY CONTINUE

         At present, our customer base consists primarily of Internet service providers, telephone companies, and value-added resellers. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay their purchases of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In 1999, sales to three customers accounted for 60% of our revenue, while in 2000, sales to 10 customers accounted for 53% of our revenue. If these customers cancel or delay their purchase orders, our revenue may decline and the price of our Common Stock may fall. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from a few key customers and resellers, we do not have binding commitments from any of them.

WE MAY BE HARMED BY IMPORT RESTRICTIONS

         Our imported materials are subject to certain quota restrictions and U.S. customs duties, which are a material part of our cost of goods. A decrease in quota restrictions or an increase in customs duties could harm our business by making needed materials scarce or by increasing the cost of such materials.


WE MAY BE EXPOSED TO INTERNATIONAL BUSINESS AND CURRENCY FLUCTUATIONS

         Although we are not dependent on international sales for a substantial amount of our revenue (10% of total revenue in 1999 and in 2000), we still face the risks of international business and associated currency fluctuations, which might adversely affect our operating results. These risks include potential regulation of our technology by foreign governments, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign laws affecting the Internet generally. Our risks of doing business abroad also include our ability to develop and maintain distribution relationships on favorable terms. To the extent we are unable to favorably renew our distribution agreements or make alternative arrangements, revenue may decrease from our international operations. In addition, delays in deliveries from our component suppliers could cause our revenue to decline and adversely affect our results of operations.


OUR COMMON STOCK MAY BE DEEMED TO BE "PENNY STOCK"

         Our Common Stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

         o        With a price of less than $5.00 per share;

         o        That are not traded on a "recognized" national exchange;

         o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our Common Stock by reducing the number of potential investors. This may make it more difficult for investors in our Common Stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.


OUR STOCK PRICE COULD DECLINE DUE TO FLUCTUATIONS IN THE DEMAND FOR OUR PRODUCTS AND GENERAL ECONOMIC CONDITIONS

         Fluctuations in consumer demand and the timing and amount of orders from key customers contribute to the variability of our operating results. In addition, any general economic downturn, whether real or perceived, could change consumer spending habits and decrease demand for our products. As a result of these and other factors, our operating results may fall below market analysts' expectations in some future quarters, and our stock price may decline.

         We are subject to all of the substantial risks inherent in an Internet related business, any one of which may harm our ability to operate successfully. These include, but are not limited to:

         o        Our inability to attract or retain customers;

         o        Our failure to anticipate and adapt to a developing market;

         o        Our inability to upgrade and develop competitive products; and

         o        Technical difficulties with product development.

         In  addition,  we believe that many  potential  customers in our target markets are not fully aware of the need for Internet security products and services. Historically, only enterprises with substantial resources have developed or purchased Internet security solutions. Also, there is a perception that Internet security is costly and difficult to implement. Therefore, we will not succeed unless we can educate our target markets about the need for Internet security and convince potential customers of our ability to provide this security in a cost-effective and easy-to-use manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for Internet security and the benefits of our products and services, our efforts may be unsuccessful.


WE HAVE A  SUBSTANTIAL  AMOUNT OF STOCK THAT WILL  BECOME  AVAILABLE  FOR
RESALE UNDER RULE 144, WHICH MAY HAVE AN ADVERSE EFFECT ON THE MARKET AND OUR ABILITY TO OBTAIN EQUITY FINANCING

         As of April 30, 2001, we have issued and outstanding 36,153,385 shares of Common Stock of which 32,804,652 shares are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act. Future sales of the restricted shares may be made under Rule 144. Such sales may have an adverse effect on the then prevailing market price of the Common Stock, adversely affect our ability to obtain future financing in the capital markets, and may create a potential market overhang.


OUR ARTICLES OF INCORPORATION ALLOW AUTHORIZATION AND DISCRETIONARY ISSUANCE OF BLANK CHECK PREFERRED STOCK WHICH COULD DELAY, DETER, OR PREVENT A TAKEOVER, MERGER OR CHANGE OF CONTROL AND MAY PREVENT YOU FROM REALIZING A PREMIUM RETURN

         Our Articles of Incorporation authorize the issuance of "blank check," preferred stock. The Board of Directors is empowered, without shareholder approval, to designate and issue additional series of preferred stock with dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion. These designations and issuances, could:

         o Adversely affect the voting power or other rights of the holders of our Common Stock.

         o        Substantially dilute the common shareholder's interest.

         o        Depress the price of our Common Stock.

         o Delay, deter, or prevent a merger, takeover or change in control without any action by the shareholders.


OUR BUSINESS PLAN CONTEMPLATES FUTURE INTERNATIONAL OPERATIONS BUT THERE ARE NUMEROUS RISKS AND UNCERTAINTIES IN OFFERING PRODUCTS OUTSIDE OF THE
UNITED STATES

         We intend to expand into international markets. We currently have a technology sharing business relationship with Nexland France, which precludes us from marketing in Europe. We cannot be sure that we will be able to successfully sell our products or adequately maintain operations outside North or South America. In addition, there are certain risks inherent in operating a business internationally. These include:

         o        Unexpected changes in regulatory requirements;

         o Ability to secure and maintain the necessary physical and telecommunications infrastructure;

         o        Challenges in staffing and managing foreign operations; and

         o        Employment laws and practices in foreign countries.

         Any of these could adversely affect our proposed international operations. Furthermore, some foreign governments have enforced laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States. In addition, companies located in Taiwan perform our manufacturing. The current political tension between Taiwan and Mainland China may impair our ability to import product from our manufacturers. Anyone or more of these factors could adversely affect our contemplated future international operations, and consequently, our business.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO CONTINUE USING INTELLECTUAL PROPERTY THAT WE LICENSE FROM OTHERS; WE MAY ALSO BE THE SUBJECT OF INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS

         We rely and intend to rely on a combination of pending patents, copyright, trademark, service mark, and trade secret laws and contractual restrictions to establish and protect certain of our proprietary rights. We have a patent pending for certain technology, which is included in our family of Internet sharing products. There can be no assurance that we will be able to obtain such protection. Despite our efforts to protect our proprietary rights, we cannot assure you that unauthorized parties will not copy or otherwise obtain and use our data or technology or will not independently develop similar or competing technology. We cannot assure you that these precautions will prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult, and we cannot assure you that the steps we have taken will prevent misappropriation of our technology or intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

         Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to modem and networking technology. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. We expect that we may increasingly be subject to infringement claims as the numbers of products and competitors in the office market for shared Internet access solutions grow and the functionality of products overlaps. As of the date of this filing, we have not been the recipient of any such claims.

         We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business would be harmed.


BECAUSE OF THE UNCERTAINTY ASSOCIATED WITH UNPROVEN BUSINESS MODELS, WE MAY BE UNABLE TO ACHIEVE WIDESPREAD MARKET ACCEPTANCE

         Since our business model is relatively new and unproven, we may not be able to anticipate or adapt to a developing market. In addition, our success will depend upon the widespread commercial acceptance of shared Internet access products in the office and home markets. Businesses have only recently begun to deploy shared Internet access products, and the market for these products is not fully developed. If single Internet access devices currently utilized by many offices are deemed sufficient even though they do not enable shared access, then the market acceptance of our products may be slower than expected. Potential users of our products may have concerns regarding the security, reliability, cost, ease of use and capability of our products. We cannot accurately predict the future growth rate or the ultimate size of the office or home markets.


WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO COMPETE WITH SIGNIFICANT PRICING PRESSURE BY OUR COMPETITORS

         As a result of increased competition in our industry, we expect to encounter significant pricing pressure. We cannot be certain that we will be able to offset the effects of any price reductions we may be forced to give to our customers or that we will have the resources to compete successfully.


OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE LOSE MARKET SHARE

         We compete in a new, rapidly evolving and highly competitive market. We expect competition to persist and intensify in the future. Our current and potential competitors offer a variety of competitive products, including shared Internet access products offered by RAMP Networks, Flowpoint, Intel, Netopia, Watchguard, Netscreen, Nortel, Cisco, Sonicwall, Linksys, Cayman Systems and others, and high-end networking equipment offered by companies such as 3Com and Nortel.

         Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the shared Internet access market, we also expect that other companies may enter our market with better products and technologies. If any technology is more reliable, faster, and less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

         We expect our competitors to continue to improve the performance of their current products and introduce new products and technologies as industry standards and customer requirements evolve. These new products and technologies could supplant or provide lower cost alternatives to our products. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support.

         Increased competition is likely to result in price reductions, reduced gross margins, longer sales cycles, and loss of market share, any of which would seriously harm our business and results of operations.

         The market for shared Internet access solutions is characterized by rapidly changing technologies and short product life cycles. Our future success will depend in large part upon our ability to:

         o Identify and respond to emerging technological trends in the market;

         o        Develop and maintain competitive products;

         o Enhance our products by adding innovative features that differentiate our products from those of our competitors;

         o Bring products to market on a timely basis and at competitive prices;

         o Respond effectively to new technological changes or new product announcements by others; and

         o        Respond to emerging broadband access technologies.

         The technical innovations required for us to remain competitive are inherently complex, require long development cycles, and are dependent, in some cases, on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses are incurred before the technical feasibility or commercial viability of new or enhanced products can be ascertained. Revenue from future products or product enhancements may not be sufficient to recover the associated development costs.


WE HAVE LIMITED MARKETING AND SALES CAPABILITY

         Because of our limited working capital in the past, we have not had the resources to fully implement our marketing and sales strategy. In order to increase our revenues, we are in the process of further implementing a marketing and sales force with technical expertise and marketing capability. There can be no assurance that we will be able to:

         o        Establish and develop such a sales force;

         o        Gain market acceptance for our products;

         o Obtain and retain qualified sales personnel on acceptable terms; and

         o        Meet our proposed marketing schedules or plans.

                  To the extent that we arrange with third parties to market our products, the success of such products may depend on the efforts of such third parties.

OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS, TOGETHER, MAY BE ABLE TO EFFECTIVELY EXERCISE CONTROL OVER ALL MATTERS SUBMITTED TO A VOTE OF SHAREHOLDERS

         Our executive officers, directors, and principal shareholders beneficially own, in the aggregate, approximately 84% of our outstanding shares of Common Stock. These shareholders, if acting together, will be able to effectively control most matters requiring approval by our shareholders. These shareholders can designate the members of our Board of Directors and can decide our operations and business strategy. You may disagree with these shareholders' decisions. Even if you do not like the members of our Board of Directors, you will not be able to remove them from office. Additionally, these members of our Board of Directors would be able to significantly influence a proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Their influence may not be beneficial to you. If they prevent or delay a merger or takeover, you may not realize the premium return that shareholders may realize in conjunction with corporate takeovers. Moreover, there are no preemptive rights in connection with our Common Stock. Finally, cumulative voting in the election of our Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of our Directors.


WE HAVE NOT PAID NOR DO WE EXPECT TO PAY DIVIDENDS IN THE NEAR FUTURE

         It is not anticipated that we will pay any dividends on our Common Stock in the future. The Board of Directors intends to follow a policy of retaining earnings, if any, for use in our business operations. As a result, the return on your investment in us will depend upon any appreciation in the market price of the Common Stock.


THE INSIDE SHAREHOLDERS RECEIVED SHARES FOR LESS CONSIDERATION THAN YOU ARE ASKED TO PAY

         The number of shares of Common Stock issued to our present shareholders for cash and property was arbitrarily determined and was not the product of arm's length transactions. The inside shareholders received shares of our Common Stock from $0.0104 to $0.1223 per share, which is substantially less than you might pay.


THE OFFICERS AND DIRECTORS MAY BE ENTITLED TO INDEMNIFICATION FOR SECURITIES LIABILITIES BY OUR COMPANY RESULTING IN SUBSTANTIAL EXPENDITURES FOR US AND PREVENTING ANY RECOVERY FROM OFFICERS AND DIRECTORS

         Our Articles of Incorporation provide that we may indemnify any Director, officer, agent, and/or employee as to those liabilities and on those terms and conditions as are specified in the Delaware Business Corporation Act. Further, we may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our Directors, officers, agents, and employees for losses incurred by us as a result of their actions. Further, we have been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.


WE HAVE EXPERIENCED NEGATIVE CASH FLOW WHICH COULD RESULT IN OUR INABILITY TO FUND PROGRAMS AND CREATE A NEED FOR ADDITIONAL FINANCING

         Since inception, we have experienced negative cash flow from operations and we expect to continue to experience negative cash flow from operations for the foreseeable future. Therefore, we have relied solely on limited revenues, shareholder loans and the issuances of equity securities to fund our operations. In particular, we may need to raise additional funds, especially if our estimates of revenue, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to technological or marketing hurdles or to take advantage of unanticipated opportunities. We cannot be certain that additional financing, through the issuance of equity securities or otherwise, will be available to us on favorable terms when required, or at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, develop new products or otherwise respond to competitive pressures which could adversely affect our ability to achieve and sustain positive cash flow and profitability in the future.


WE DEPEND ON CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF OUR MANUFACTURING REQUIREMENTS; THE INABILITY OF OUR CONTRACT MANUFACTURERS TO PROVIDE US WITH ADEQUATE SUPPLIES OF HIGH QUALITY PRODUCTS OR THE LOSS OF ANY OF OUR CONTRACT MANUFACTURERS WOULD CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS WHILE WE OBTAIN A REPLACEMENT MANUFACTURER

         We have developed an outsourced contract manufacturing capability for the production of our products. Our primary relationship with our contract manufacturers has been accomplished through Smerwick, Ltd., our Hong Kong affiliate located in Taiwan, with whom we have entered into a Cooperation Agreement. We rely on contract manufacturers to procure components, assemble, test and package our products. We rely primarily on one contract manufacturer for all of our product manufacturing and assembly, and if we cannot obtain its services, we may not be able to ship products.

         We outsource all of our hardware manufacturing and assembly primarily to one manufacturer and assembly house. We employ Smerwick, Ltd. to coordinate all manufacturing and packaging with this manufacturer. We do not have a long term manufacturing contract with this manufacturer. To date, this manufacturer has produced products with acceptable quality, quantity and cost, but there can be no assurance it will be able or willing to meet our future demands. Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. While we believe there are alternative manufacturing companies available at competitive prices, any interruption in the operations of one or more of these contract manufacturers or delays in their shipment of products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in a loss in customer orders and revenue.

         We intend to introduce new products and product enhancements that will require us to rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer. In addition, our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers.

         Although we perform random spot testing on manufactured products, we rely on our contract manufacturers for assembly and primary testing of our products. Any product shortages or quality assurance problems could increase the costs of manufacturing, assembling or testing our products.


IF WE FAIL TO DEVELOP AND EXPAND OUR DISTRIBUTION CHANNELS OUR BUSINESS WILL SUFFER

         Our product distribution strategy focuses primarily on continuing to develop and expand our distribution channels through Internet service providers, value-added resellers, and telephone companies. If we fail to develop and cultivate relationships with these customers, or if they are not successful in their sales efforts, our product sales may decrease and our operating results may suffer. Many of our resellers also sell products that compete with our products. We cannot assure you that our customers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.


OUR FINANCIAL RESULTS MAY PERIODICALLY VARY DUE TO FACTORS WHICH MAY AFFECT OUR STOCK

         Our operating results may vary due to factors unrelated to the progress of our business and beyond our control. These factors include:

         o        Continued market acceptance of our products;

         o        Fluctuations in demand for our products and services;

         o Variations in the timing of orders and shipments of our products;

         o Timing of new product and service introductions by us or our competitors;

         o Our ability to obtain sufficient supplies of sole or limited source components for our products;

         o Unfavorable changes in the prices of the components we purchase;

         o Our ability to attain and maintain production volumes and quality levels for our products; and

         o Our ability to integrate new technologies we develop or acquire into our products.

         The amount and timing of our operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as we develop new products. General and administrative expense fluctuations in past periods have been due primarily to the level of sales and marketing expenses associated with new product introductions. In the past, we have experienced fluctuations in operating results.


WE ARE SUBJECT TO VARIOUS RISKS PERTAINING TO THE INTERNET INDUSTRY

         Our revenue growth is dependent on the continued growth of broadband access services, which are currently in early stages of development, and if such services are not widely adopted or we are unable to address the issues associated with the development of such services, our sales will be adversely affected.

         Sales of our products depend on the increased use and widespread adoption of broadband access services, such as cable, digital subscriber lines, integrated services digital networks, frame relay and point-to-point digital circuits. These broadband access services typically are more expensive with respect to the required equipment and ongoing access charges than is the case with Internet dial-up access providers. Our business, prospects, results of operations and financial condition would be materially adversely affected if the use of broadband access services does not increase as anticipated or if our customers' access to broadband services is limited. Critical issues concerning the use of broadband access services are unresolved and will likely affect the use of broadband access services. These issues include:

         o        Security;

         o        Reliability;

         o        Capacity;

         o        Congestion;

         o        Cost;

         o        Ease of access; and

         o        Quality of service.

         If the market for products that provide broadband access to the Internet fails to develop, or if it develops at a slower pace than we anticipate, our business, prospects, results of operations and financial condition would be materially adversely affected.

         The broadband access service market is new and is characterized by rapid technological change, frequent enhancements to existing products, new product introductions, changes in customer requirements and evolving industry standards. We may be unable to respond quickly or effectively to these developments. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing or future products obsolete, which would materially adversely affect our business, prospects, results of operations and financial condition.

         The emergence of new industry standards might require us to redesign our products. If our products fail to comply with widely adopted industry standards, our customers and potential customers may not purchase our products. This would have a material adverse effect on our business, prospects, results of operations and financial condition.

         Governmental regulations affecting Internet security could affect our revenue. Any additional governmental regulation of imports/exports or the failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import and export of certain technologies, including encryption technology. In addition, from time to time governmental agencies have proposed additional regulations on encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This, in turn, could decrease demand for our products.

         In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the United States and internationally.

THE PURCHASE OF SHARES IN OUR COMPANY WILL BE SUBJECT TO VARIOUS INVESTMENT
RISKS

         Because our officers, directors, principal shareholders and their affiliates beneficially own approximately 84% of our stock ownership, they will be able to elect the Board of Directors and control all matters requiring shareholder approval.

         The price of our Common Stock has been volatile and may continue to experience volatility.

         The trading price of our Common Stock may fluctuate widely as a result of a number of factors, most of which are outside our control. Some of these factors include:

         o        Quarterly variations in our operating results;

         o Announcements by our Company about the performance of our products and our competitors' announcements about performance of their products; and

         o Changes in earnings estimates by analysts, or the failure to meet the expectations of analysts.

         In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology and computer software companies and which have in some cases, been unrelated to the operating performance of these companies.


CHARTER AND BYLAW PROVISIONS OF OUR COMPANY LIMIT THE AUTHORITY OF OUR SHAREHOLDERS, AND THEREFORE MINORITY SHAREHOLDERS MAY NOT BE ABLE TO SIGNIFICANTLY INFLUENCE THE COMPANY'S GOVERNANCE OR AFFAIRS

         Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

         Substantial future sales of our Common Stock in the public market could cause our stock price to fall. If our shareholders sell substantial amounts of our Common Stock in the public market, including shares issued upon the exercise of outstanding options, the trading price of our Common Stock could fall. Such sales also might make it more difficult for us to raise capital in the future at a time and price that we deem appropriate.


WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of key executives and consultants, including Gregory S. Levine, our President and a Director of our Company, and Martin Dell'Oca, our Chief Financial Officer and a Director of our Company. The loss of the services of any of these people could materially harm our business because of the cost and time necessary to replace and train such personnel. Such a loss would also divert management attention away from operational issues. We have entered into employment agreements with Mr. Levine and Mr. Dell'Oca, respectively. We do not maintain key-man life insurance policies on any of these people.


WE MAY BE UNABLE TO MANAGE GROWTH

         Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

         o        Implement changes in certain aspects of our business;

         o Enhance our information systems and operations to respond to increased demand;

         o        Attract and retain qualified personnel; and

         o        Develop,   train   and   manage   an   increasing   number  of
                  management-level and other employees.

         If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.


FUTURE SALES BY OUR SHAREHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

         Sales of our Common Stock in the public market by our shareholders could lower the market price of our Common Stock and may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 36,153,385 shares of Common Stock outstanding as of April 30, 2001 (assuming no exercise of options or warrants), 3,348,733 shares are freely tradable without restriction, unless purchased by our "affiliates." The remaining 32,804,652 shares of Common Stock held by existing stockholders are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration.

EXISTING SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE LINE OF CREDIT

         The sale of shares pursuant to our Line of Credit will have a dilutive impact on our shareholders. As a result, our net income per share will decrease in future periods, and the market price of our Common Stock could decline. In addition, the lower our stock price is the more shares of Common Stock we will have to issue under the Line of Credit. If our stock price is lower, then our existing shareholders would experience greater dilution.


THE INVESTOR UNDER THE LINE OF CREDIT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK

         The Common Stock to be issued upon conversion of the debenture purchased under the Line of Credit will be issued at a 20% discount to the lowest closing bid price for the 10 days immediately following the notice date of conversion. These discounted sales could cause the price of our Common Stock to decline.


THE SELLING SHAREHOLDERS INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE

         Upon the effectiveness of a registration statement expected to be filed in the second quarter of 2001, the selling shareholders in our most recent private offering intend to sell in the public market the shares of Common Stock purchased in that private offering. That means that up to approximately 70,000,000 shares of Common Stock, the number of shares we anticipate to be registered pursuant to that offering may be sold subject to an increase in our Company's authorized Common Stock. Such sales may cause our stock price to decline.


OUR COMMON STOCK HAS BEEN RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP

         Our Common Stock is traded on the Over-the-Counter Bulletin Board. Our Common Stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded Common Stock can be more volatile than Common Stock trading in an active public market. We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained.


ITEM 2.       PROPERTIES.

         In June 2000, we entered into a 3-year lease for our offices located at 1101 Brickell Avenue, 2nd Floor North Tower, Miami, Florida 33131 consisting of 8,000 square feet of corporate office space for $7,333 per month plus tax for the first year, $14,808 for the second and $15,452 for the third. For accounting purposes, rent expense is recorded on a straight-line basis.

         In August 2000, Nexland Canada, our Canadian wholly-owned subsidiary, entered into a 1-year lease for an office located in Victoria, Canada consisting of 1,000 square feet of corporate office space for $1,000 per month plus tax.

ITEM 3.       LEGAL PROCEEDINGS.

         None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of our security holders during the year ended December 31, 2000.

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS.

         Our Common Stock is traded on the Over-the-Counter Bulletin Board market under the symbol "XLND." There has been trading in our Common Stock since December 23, 1999.

         The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for our Common Stock, as reported on the Over-the-Counter Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                  Calendar Year 1999
                                                High Bid         Low Bid
                                            ------------     -----------

           Fourth Quarter                       $7.8125           $5.125


                                                  Calendar Year 2000
                                                High Bid         Low Bid
                                            ------------     -----------

           First Quarter                        $7.8750           $3.750
           Second Quarter                       $6.2500           $1.250
           Third Quarter                        $2.3125           $0.625
           Fourth Quarter                       $0.7500           $0.100




         On April 19, 2001, the closing trade price of the Common Stock as reported on the Over-the-Counter Bulletin Board was $0.30. As of such date, there were approximately 400 holders of record of our Common Stock. As a result of our Company's failure to timely file our Form 10-K for the year ended December 31, 2000, our Company was no longer in compliance with the National Association of Securities Dealers, Inc. filing requirements. Accordingly, the letter "E" was appended to our trading symbol on April 27, 2001.

         VOLATILITY AND FLUCTUATION OF OUR COMMON STOCK. The price of our Common Stock is highly volatile, as is the price of Common Stock of networking and telecommunication companies in general. During the period from December 23, 1999 to April 19, 2001, the bid and ask price of our Common Stock has ranged from a high of $8.0625 to a low of $0.10. This volatility may negatively impact the liquidity and value of your shares. The market price of our Common Stock could continue to fluctuate substantially due to a variety of factors, including:

         o the number of shares in the market at the time as well as the number of shares we may be required to issue in the future, compared to the market demand for our shares;

         o the Company's performance, including whether or not we meet our projections;

         o        general economic and market conditions;

         o        quarterly fluctuations in results of operations;

         o        the commencement of litigation;

         o announcement of new products or services and key developments by competitors;

         o        announcement and consummation of acquisitions;

         o        changes in earnings estimates by analysts;

         o press coverage of favorable or unfavorable developments in our business;

         o        loss of key personnel;

         o        changes in accounting principles or policies;

         o        sales of Common Stock by existing shareholders; and

         o        economic and political conditions.

         The market price for our Common Stock may also be affected by our inability to meet analysts' expectations. Any failure to meet these expectations, even slightly, could have an adverse effect on the market price of our Common Stock. In addition, the market prices of securities issued by many companies may change for reasons unrelated to the operating performance of these companies. Further, following periods of volatility in the market price of other companies' securities, class action securities litigation has often been instituted. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business.

         DIVIDEND POLICY. We have not declared or paid cash dividends on our Common Stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors, and will depend upon a number of factors, including, future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business, general business conditions and such other factors as the Board of Directors may deem relevant.


ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA.


         The following statements of operations and balance sheet data of our Company is set forth below for each year during the five-year period ended December 31, 2000. The information presented should be read in conjunction with Financial Statements as of December 31, 2000 and 1999 and each of the years in the three-year period ended December 31, 2000 and notes thereto included elsewhere in this filing.




                                                          2000           1999 (1)       1998 (1)      1997 (1)     1996 (3)
                                                     ---------------   ------------    ------------  ----------   ----------

Statement of Operations Data:......................
Net Sales..........................................      $1,472,950        $263,338           $-0-         $-0-         $-0-
Net (Loss).........................................     (2,876,244)       (131,343)       (99,902)     (53,324)            -
Net (Loss) per share...............................           (.08)             Nil            Nil          Nil            -

Balance Sheet Data:................................
Working Capital (deficit)..........................       (594,066)       (130,258)        (2,430)        9,340            -
Total Assets.......................................         316,675         147,250         11,906       14,776            -
Long-term Debt.....................................               -         174,317         87,136            -            -
Stockholders' Equity (deficit) (2).................       (531,994)       (324,220)       (85,326)       14,776            -

Cash Dividends                                                    -               -              -            -            -


    (1) Includes the financial information of Nexland LP, the predecessor entity until November 15, 1999. From inception until November 15, 1999, Nexland, Inc. was inactive. On November 15, 1999 the partners of Nexland LP assigned all their rights, title and interest in partnership assets to Nexland, Inc. in exchange for 17,000 shares of Common Stock of Nexland, Inc. On November 17, 1999, WindStar Resources, Inc. ("WindStar") acquired all of the outstanding Common Stock of Nexland by exchanging each of its shares of Common Stock for 1,475 shares of WindStar. Nexland's stockholders received 29,500,000 shares of WindStar for their 20,000 shares of Nexland's Common Stock. For accounting purposes the acquisition has been treated as a reverse merger with Nexland as the acquirer.

    (2) For 1997 and 1998, Stockholder's Equity (Deficit) includes the equity (deficit) of Nexland, LP and of Nexland, Inc.

    (3)  Operations commenced in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         OVERVIEW. The following is a discussion of our results of operations and our liquidity and capital resources. Our Company sells Internet access "hardware routers" for small office and home users. Our products allow multiple users in an office or home to share one Internet connection simultaneously while optimizing each user's access speed and providing a secure firewall (shield from outside intrusion). Our products support existing telephone lines, as well as emerging access technologies such as digital subscriber lines and cable modems (faster than phone connections).

         RESULTS OF OPERATIONS. The discussion of our historical results set forth below addresses our historical results of operations for the fiscal year ended December 31, 2000, fiscal year ended December 31, 1999, and fiscal year ended December 31, 1998. The predecessor companies, Nexland LP and Nexland, Inc. (Florida) for 1998 and part of 1999 are included in the historical comparison.


FOR YEARS ENDING DECEMBER 31, 2000, 1999 AND 1998:

         REVENUES. For the year ended December 31, 2000, our Company had $1,472,950 in revenue consisting of sales of 6,696 units of Internet access "hardware routers" for small office and home users. During the third quarter of 2000, our Company opened an office in Victoria, B.C. Revenues relating to this office were $263,960. Our Company expects sales to increase during the next 12 months from this Canadian subsidiary. During 2000, our average selling price per unit decreased by $132 per unit as compared to 1999. This decrease resulted from our Company reducing its selling price to take advantage of large volume sales opportunities. For the year ended December 31, 1999, our Company had $263,338 in revenue consisting of sales of 750 units. Actual product sales did not begin until January 1999; therefore, there are no comparable sales in 1998.

         COST OF SALES. Cost of sales for the year ended December 31, 2000 was $734,364. Cost of sales for the year ended December 31, 1999 was $129,311. Cost of sales consisted substantially of the purchase price and in-bound freight of pre-assembled finished goods inventory from subcontractors in Taiwan, Republic of China. Actual sales did not begin until January 1999; therefore, there are no costs of sales for 1998. During 2000, our average purchase cost per unit decreased by $62 per unit as compared to 1999. This decrease resulted from a combination of two factors, the first of which is our Company's success in obtaining lower priced units from our supplier and also as a result from our Company effectively modifying our product specifications which resulted in a lower cost to purchase. While our Company expects the dollar amount of purchases of pre-assembled finished goods inventory from subcontractors to increase in the future as our Company increases sales, our Company anticipates paying lower prices as a result of increased volume purchases.

         GROSS PROFIT. The gross profit of our Company's products was approximately 50% during 2000. The gross profit of our Company`s products was approximately 51% during 1999. Actual sales did not begin until January 1999; therefore, there is no gross profit percentage in 1998. Our Company expects pricing pressures from our competition, but will attempt to lower our cost procurement from subcontractors by obtaining the benefits of lower product costs through volume purchases. In order to maximize our Company`s growth from sales, our Company may in the future, reduce selling prices to take advantage of large volume sales opportunities, thus, the gross margin could be lower in the future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3,585,957 for the year ended December 31, 2000 as compared to $263,664 for the year ended December 31, 1999 and $99,902 for the year ended December 31, 1998. The increase of $3,322,293 from 1999 to
2000 is primarily as a result of our growth, and associated increase in personnel and other related costs, which are explained below. In this connection, our payroll costs increased by $374,000, our facilities expenses and office expense increased by $62,000, professional fees by $495,000, samples to customers $77,000, travel and entertainment $44,000 and other operating expenses by $126,000. During this period, we had seven transactions that resulted in non-cash expenditures to our Company. A company controlled by one of our principal shareholders, incurred research and development costs on our behalf for the further development of our Internet access hardware routers. In this connection, we recorded as a capital contribution $318,850, which represents the actual costs, incurred by this company on our behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. Our Company has no formal agreement with this company. During the comparable period in 1999, our Company did not incur any research and development costs, since we purchased ready to sell finished goods inventory. On June 30, 2000, Mr. Dillon, our former Chief Executive Officer, resigned from his position in our Company. In connection with his resignation, the 1,170,000 shares of Common Stock issued in connection with his employment agreement were forfeited. Our Company, in consideration of the termination of the employment agreement, issued 500,000 shares of Common Stock to the former executive. Such shares were valued based on the then fair market value of our Company`s Common Stock at $1,125,000. In addition, our Company recorded a charge in the amount of $166,664 in connection with the issuance of Common Stock to our Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. Our Company also issued Common Stock valued at $248,000, the then fair market value, pursuant to a penalty provision resulting from the late filing of our form S-1. Our Company also issued Common Stock to a consultant valued at $134,000, the then market value of the Common Stock. The consultant was hired to help our Company raise capital. The contract was terminated effective June 18, 2000. The Company recorded an expense for $77,000 in connection with an extension of the time to exercise certain warrants and $75,000 in connection with options granted during the year 2000.

         Selling and administrative expenses for the year ended December 31, 1999 were $263,664 as compared to $99,902 for 1998. The increase in selling, general and administrative expenses of $163,762 from 1998 to 1999 consisted of increases in salaries, resulting from hiring new personnel of approximately $115,909, including casual labor, postage of approximately $6,000, consulting of approximately $6,000, rent of approximately $11,454, office supplies of approximately $4,342, telephone expense of approximately $535, travel of approximately $3,774 and other office expenses of approximately $16,000. Our Company expects to increase our selling, general and administrative expenses in the future in proportion to our Company's anticipated growth in sales.

         DEPRECIATION. Depreciation expense increased to $5,914 for the year ended December 31, 2000 as compared to $0 for the year ended December 31, 1999 and for the year ended December 31, 1999, respectively.

         INTEREST EXPENSE. Interest expense increased to $21,872 for the year ended December 31, 2000 as compared to $1,087 for the year ended December 31, 1999 and for the year ended December 31, 1999, respectively. The interest expense mainly related to interest on notes payable to a principal shareholder, whose debt was converted into equity during the latter part of 2000.

         PROVISION FOR INCOME TAXES. No provision for income taxes was necessary in 2000, 1999 and 1998 due to the loss reported for such years (see Note 8 to the financial statements). Further, given the uncertainties as to realization, the deferred tax assets have been fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our Company has relied principally upon the proceeds of private equity financings and loans to fund our working capital requirements and capital expenditures. Our Company has generated only minimal revenues from operations to date. Our Company`s net cash used in operating activities for the year ended December 31, 2000 was $239,179 compared to $109,997 for the twelve months ended December 31, 1999, an increase of $129,182. This increase resulted from increases in our Company`s net loss, receivables and inventories, offset by increases in accounts payable, accrued expenses, accrued professional fees and due to related party supplier. These increases resulted from the expansion of our Company`s operations. Our Company's net cash provided by financing activities amounted to $327,682 from proceeds received from the exercise of options and warrants and the issuance of Common Stock.

         Our Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory and pay other operating expenses. Although our Company cannot accurately predict the precise timing of our future capital, our Company estimates that it will need to expend approximately $2,000,000, within the next twelve months. Our Company estimates that of that amount (i) $1,000,000 will be for pre-assembled finished goods inventory from subcontractors, (ii) $250,000 for sales and marketing forces, (iii) $250,000 for professional fees and (iv) $500,000 for other operating expenses, such as payroll, rent and office expenses.

         Our Company has no assured available financial resources to meet our December 31, 2000 working capital deficit of $594,066 and future operating costs.

         Our Company is seeking additional equity capital from private offerings. There is no assurance, that our Company will be able to raise such additional capital during the next 12 months. If our Company is unable to obtain the necessary additional capital, we may be required to change our proposed business plan and decrease our planned operations, which could have a material adverse effect upon our business, financial condition, or results of operations.

         Subsequent to December 31, 2000 management of our Company has taken the following steps to improve our cash flow:

         (a) In January 31, 2001, our Company entered into a factoring agreement. The agreement expires on January 31, 2002 or until terminated by either party with proper notice given as defined. The Company has assigned substantially all of its accounts receivable to the factor, typically on a recourse basis. The Company may request advances up to 75% of the eligible receivables. The factor charges our Company a commission equal to .0667% per day for each uncollected receivable from the invoice date to the payment date of such invoice, plus interest on advanced funds equal to the greater of 10% or the interest publicly announced by Citibank N. A., plus 2%. Obligations due to the factor under the factoring agreement are collateralized by "receivables", as defined.

         (b) On March 19, 2001, we entered into a Line of Credit with Cornell Capital Partners, LP. Pursuant to the Line of Credit, Cornell Capital Partners, LP agreed, if requested by our Company, to acquire up to $5 million of our debentures. The debentures are convertible into shares of our Common Stock at a conversion price equal to a 20% discount to the lowest closing bid price for the 10 days immediately following the notice of conversion. The timing of each sale and the number of debentures to be sold is at our discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that our Company can request under any individual sale is subject to the average trading volume of our Common Stock for the preceding 40-day trading period. The maximum term of the Line of Credit is two years from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell Common Stock or Common Stock equivalents, all assets, merge or enter into certain other transactions.

         On March 19, 2001, the Company entered into Securities Purchase Agreement with third party investors and also entered into a Placement Agent
Agreement to provide up to $250,000 less certain fees and expenses of the placement agent by the issuance of convertible debentures. The debentures bear interest at 6% per year and convert into our Company's Common Stock. Through April 19, 2001, our Company issued debentures of $65,000 from which our Company received net proceeds of approximately $43,000. The debenture holders are entitled to convert all or part of the principal amount plus accrued interest into shares of our Company's Common Stock equal to either (a) an amount equal to 120% of the closing bid price of our Company's Common Stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest three closing bid prices of our Company's Common Stock for the 10 days immediately preceding the date of conversion of the debenture. Our Company is obligated to register the resale of the conversion shares under the Securities Act of 1933. The debentures are subordinate and junior in right of payment to all accounts payable to our Company incurred in the ordinary course of business and/or bank debt or our Company not to exceed $250,000. Our Company has the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures upon the five-year anniversary of the debenture issuance. In connection with the issuance of such deentures, the difference between the conversion price and the fair value of the Common Stock into which the debentures are convertible, multiplied by the number of shares into which the debt is convertible at the issuance date of the debt or the date at which the debentures become convertible will be recorded as intrinsic value of the beneficial conversion feature and charged to interest expense in our Company's statement of operations. Such amounts may be material to our Company's 2001 financial statements.

GOING CONCERN QUALIFICATION

         Our Company's auditors stated that the financial statements of our Company for the years ended December 31, 1999 and December 31, 2000 were prepared on the going-concern basis. For the years ended December 31, 2000 and 1999, our Company incurred net annual losses of $2,876,244 and $131,343, respectively,  and  our  Company  had a  deficit  of  $3,203,874  and  $327,360, respectively. These losses raise substantial doubt about the ability of our Company to continue as a going concern. Management believes that resources will be available from private sources in 2001 to continue the marketing of our
Internet  sharing  devices.   The  financial   statements  do  not  include  any
adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event our Company cannot continue in existence.

         Management has established plans intended to increase the sales of our Company's products. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that our Company will be able to raise any additional capital.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EXCHANGE RATE SENSITIVITY

         Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the year ended December 31, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date, however, we may do so in the future.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Williams & Webster, P.S.'s report on our financial statements did not contain an adverse opinion or disclaimer of opinion or was not qualified or modified, as to uncertainty, audit, scope, or accounting principals. The decision to change accountants was recommended and approved by our Company's Board of Directors. During the two most recent fiscal years and during any subsequent interim periods preceding the decision, there were no disagreements with Williams & Webster, P.S. on any manner of accounting of principals or practice, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Williams & Webster, P.S., would have caused it to make a reference to the subject matter of the disagreements in connection with its report. The reason for our decision to change accounting firms was that our business and administration is located in Miami, Florida. Williams & Webster, P.S. is located in Spokane, Washington. Accordingly, on May 12, 2000 we engaged the accounting firm of BDO Seidman, LLP to serve as our independent accountants for the year ended December 31, 2000.


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the name, age and posisition of each Officer and Director of our Company:

NAME                              AGE      POSITION                                             TERM
----                              ---      --------                                             ----

Gregory S. Levine                 33       President, Chairman of the Board of Directors        1999-2001

Martin E. Dell'Oca                38       Chief Financial Officer, Secretary and Director      2000-2001

I. Daniel Sultan                  50       Chief Technology Officer and Director                2000-2001


TERM OF OFFICE

         The terms of office of the current directors continue until the annual meeting of shareholders, which the bylaws of our Company provide shall be held on the third Friday of November of each year; officers are elected at the annual meeting of the Board of Directors, which immediately follows the annual meeting of shareholders. In August 2000 the Company had its annual meeting of shareholders at which time the current directors were elected for an additional term.


DIRECTOR AND KEY EMPLOYEE BACKGROUNDS

         GREGORY SCOTT LEVINE, 33, President and Chairman of our Board of Directors, received his Bachelor of Arts Degree in Speech, Communication and English Writing from the University of Florida in 1989. In 1991, Mr. Levine entered the computer industry as Purchasing Manager with All Exim, located in Miami, Florida, where he was employed until 1995. From 1995 to 1997, Mr. Levine worked as a self-employed consultant. In 1997, Mr. Levine was hired as the Business Unit Manager for Mass Storage and Components for Computer 2000/AmeriQuest Technologies where he supervised the business unit and was associated with the development of the OEM Memory Broker Desk. In 1998, when C2000 sold AmeriQuest, Mr. Levine opened his own consulting firm, the HG America Group, Inc., which served major industry telephone companies (AT&T, GTE, Bell Atlantic) with Internet sharing and firewall products. Mr. Levine operated HG America Group, Inc. until he joined our Company in December, 1998. None of Mr. Levine's prior employers are affiliated with our Company.

         MARTIN E. DELL'OCA, 38, became Chief Financial Officer and a member of the Board of Directors of our Company in May 2000. During March and April 2000, Mr. Dell'Oca was a self-employed consultant to our Company. From May 1998 to December 1999, Mr. Dell'Oca served as Chief Financial Officer of CHS Dinexim after Dinexim was sold to CHS. From 1995 to May 1998, Mr. Dell'Oca was the Chief Financial Officer of Dinexim. Mr. Dell'Oca received his undergraduate degree in Marine Science and Economics from the University of Miami in 1985 and a Masters Degree in International Business from Florida International University in 1989.

         ISRAEL DANIEL SULTAN, 50, is the founder of Nexland, Inc. and Chief Technology Officer and a Director. Mr. Sultan began his career as a Nuclear Physics System Programmer at the College de France Laboratory of Nuclear Physics. In 1973, he started a software training center in France, which is still in business today under the direction of his wife. In 1990, Mr. Sultan ran IPC France, a startup PC manufacturer, which grew to obtain 5% of the French market in three years, prior to being sold in 1993. In 1994, Mr. Sultan founded Nexland, LP and is currently Technical Director of Nexland France and a principal shareholder of our Company. Mr. Sultan assisted our Company in becoming the first company to offer a digital subscriber line and cable modem sharing device based upon the Internet protocol of pppoe (point-to-point over ethernet). Mr. Sultan earned his Ph.D. in computing from the University of Paris, Jussieu, in 1986.

ITEM 11.      EXECUTIVE COMPENSATION.

         The following table sets forth information relating to the compensation paid by us for the past three fiscal years to: (1) Our Chairman and President and (2) our Chief Financial Officer and Secretary, who earned more than $100,000 during the fiscal year ended December 31, 2000:

                                                  SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                                    LONG-TERM COMPENSATION
                    --------------------------------------------------------  ------------------------------------------------------
                                                                                 AWARDS        PAYOUTS
(A)                   (B)         (C)           (D)             (E)               (F)            (G)          (H)          (I)
NAME &                                                         OTHER           RESTRICTED     SECURITIES
PRINCIPAL                                                      ANNUAL            STOCK        UNDERLYING      LTIP       ALL OTHER
COMPENSATION          YEAR     SALARY ($)     BONUS ($)    COMPENSATION ($)      AWARDS        OPTIONS      PAYOUTS    COMPENSATION
-------------       --------  ------------   ----------   ------------------  -------------  ------------  ---------  --------------
Greg Levine            2000       $100,000          -0-             $10,000             -0-   700,000 (1)        -0-             -0-
President and          1999       $100,000          -0-                 -0-             -0-           -0-        -0-             -0-
Chairman of the
Board

Martin                 2000    $92,667 (2)          -0-                 -0-    $500,000 (3)   400,000 (3)        -0-             -0-
Dell'Oca               1999            -0-          -0-                 -0-             -0-           -0-        -0-             -0-
Chief Financial
Officer and
Secretary

     (1) Mr. Levine received 700,000 options, of which 550,000 are currently vested and, commencing September 6, 2001, 37,500 options vest each year for a 4-year period.

     (2) Mr. Dell'Oca received $76,000 as salary and $16,667 for consulting services rendered to our Company from March 1 to April 30, 2000, prior to his position as Chief Financial Officer.

     (3) Mr. Dell'Oca received 200,000 shares of Common Stock of our Company on May 1, 2000. Such Common Stock is forfeitable by Mr. Dell'Oca if he resigns from our Company prior to the expiration of his two year employment term or if he is terminated for "cause." Our Company recorded the transaction at a market value of $2.50 per share and is amortizing it over 24 months.

     (4) Mr. Dell'Oca received 400,000 options, of which 250,000 are currently vested and, commencing September 6, 2001, 37,500 options vest each year for a 4-year period.

EMPLOYMENT AGREEMENTS

         On May 1, 2000, our Company entered into a five-year employment agreement with Mr. Levine. Pursuant to this agreement, Mr. Levine is employed as the President of our Company. Mr. Levine has an annual base salary of $100,000, which will increase to $150,000 upon our Company obtaining equity investments and/or debt financing totalling in the aggregate of at least $1,000,000. In addition, Mr. Levine will be entitled to incentive bonus compensation in an amount to be determined by our Board of Directors. In the event that Mr. Levine's employment is terminated by our Company without "cause," other than in connection with a change of control, he is entitled to receive his salary for a period of 12 months from the date of termination. The agreement provides that Mr. Levine will not compete with our Company during his employment and for one year thereafter.

         On May 1, 2000, our Company entered into a two-year employment agreement with Mr. Dell'Oca. Pursuant to this agreement, Mr. Dell'Oca is employed as the Chief Financial Officer of our Company. Mr. Dell'Oca has an annual base salary of $100,000, which will increase to $120,000 upon our Company obtaining equity investments and/or debt financing totalling in the aggregate of at least $1,000,000. In addition, Mr. Dell'Oca received 200,000 shares of Common Stock of our Company, which will be forfeited by Mr. Dell'Oca if he resigns from his employment prior to the expiration of the employment term or if he is terminated for "cause." Mr. Dell'Oca has piggy-back registration rights with respect to his stock in our Company. In the event that Mr. Dell'Oca's employment is terminated by our Company on or after May 1, 2001 without "cause," other than in connection with a change of control, he is entitled to receive his salary for a period of 12 months from the date of termination. The agreement provides that Mr. Dell'Oca will not compete with our Company during his employment and for one year thereafter.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to beneficial ownership of our Common Stock as of April 19, 2001, as to (i) each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers of our Company as a group.

         For the purpose of this table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 19, 2001. Shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

         NAME AND ADDRESS                    NUMBER OF
         OF BENEFICIAL OWNER               COMMON SHARES     PERCENTAGE OF CLASS
         -------------------               -------------     -------------------

         I. Daniel Sultan                 13,161,250(1)(2)              35.86 %
         P.O. Box 3783
         Hallandale, Florida  33008

         Andre Chouraqui                       5,544,500                 15.34 %
         Barker Road #2, House #9
         The Peak, Hong Kong

         Laurent Solomon (3)                   5,044,500                 13.95 %
         P.O. Box 9096
         Daytona Beach, Florida   32120

         Greg Levine                       3,152,500(4)(5)                8.59 %
         P.O. Box 693267
         Miami, Florida 33169

         Yves Many (6)                         2,522,250                  6.98 %
         P.O. Box 693267
         Miami, Florida 33169

         Enrique Dillon                          500,000                  1.38 %
         c/o Nexland Inc.
         1101 Brickell Avenue
         Suite 200, North Tower
         Miami, Florida 33131

         Martin Dell'Oca                     450,000 (7)                  1.24 %
         385 Hampton Lane
         Key Biscayne, FL 33149

         All directors and executive          16,763,750                 45.69 %
         officers as a group (3 persons)


   (1) Includes 12,414,884 shares that are held of record by BH Investor Group, LLC. This entity is controlled by Israel Daniel Sultan.

   (2) Includes options owned by Mr. Sultan to acquire 550,000 shares of our Company's Common Stock within 60 days of April 19, 2001.

   (3) These shares are held of record by Fast-Access Group, LLC. This entity is controlled by Laurent Solomon.

   (4) Includes 2,522,250 shares that are held of record by Broadband Investor Group, LLC. This entity is controlled by Greg Levine, our President.

   (5) Includes options owned by Mr. Levine to acquire 550,000 shares of our Company's Common Stock within 60 days of April 19, 2001.

   (6) These shares are held of record by High-Speed Venture, LLC. This entity is controlled by Yves Many.

   (7) Includes 200,000 shares of our Company's Common Stock that were granted to Mr. Dell'Oca pursuant to his employment agreement. These shares are subject to forfeiture under certain conditions and are held in escrow during the forfeiture period. Also includes options to acquire 250,000 share of our Company's Common Stock within 60 days of April 19, 2001.

         To the knowledge of our management, there are no present arrangements or pledges of securities of our Company, which may result in a change in control of our Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Our Company has not engaged in any transactions with management or others in which the amount involved exceeds $60,000 other than the following:

         On March 14, 2000, we entered into a five-year Consulting Agreement with Nexland France, which provides for the following:

         o $175,000 per annum to commence January 1, 2001 for consulting services if we obtain at least $1,000,000 in financing;

         o the consulting services will be performed by Israel Daniel Sultan, Nexland LP's founder, and one of our principal shareholders and a director of our Company;

         o we may terminate the agreement without cause after December 31, 2001, other than in connection with a change of control, in which case the consultant shall receive one year severance pay; and

         o should the consultant be terminated, without cause, 90 days prior, or one year subsequent, to a change of control, the consultant shall be entitled to twice its annual fee. "Change of control" is defined as any person or group (as defined by the Securities Exchange Act of 1934) obtaining 50% or more of our voting securities, or a restructuring of our Company.

         During 2000,  our Company  issued  30,000 shares of Common Stock to Mr.
Fred Schmid, former CEO and President of WindStar Resources, Inc., for management and financial consulting services (consulting shares), which was recorded by a charge to operations and credit to paid-in capital for $134,375. In addition, our Company issued 39,213 shares of Common Stock to Mr. Schmid and Mr. Erik Nelson, both of whom were former shareholders of WindStar Resources, Inc. as a result of a late filing of our Company's Form S-1 (penalty shares), which resulted in a charge to operations and a credit to paid-in capital for $247,532.

         On September 20, 2000, we entered into a licensing agreement with Nexland, S.A. Pursuant to the agreement we licensed to Nexland, S.A. the rights to utilize the technology in Europe, Africa and the Middle East for 10 years.

         On November 22, 2000 our Company entered into a settlement agreement in which it agreed to dismiss a threatened lawsuit against Mr. Fred Schmid, Fred Schmid Inc., Mr. Dale Runyon, a former principal shareholder of WindStar Resources, Inc. and Mr. Erik Nelson (WindStar parties), and to terminate Mr. Schmid's consulting agreement. In this connection, Messrs. Schmid and Nelson agreed to escrow the consulting shares and the penalty shares with an escrow agent and Mr. Dale Runyon agreed to return 800,000 shares of Common Stock that were issued to him in a prior year. The settlement agreement provides that the escrow agent holds the above-mentioned shares until such time as a Form S-1 is declared effective by the Securities and Exchange Commission. After a Form S-1 is declared effective, the shares will be given to our Company. Upon completion of the stock transfer and a Form S-1 being declared effective, the agreement will be deemed to be fully performed and our Company will record the return of these shares.

         Our Company purchases all its Internet sharing devices from one supplier, Smerwick, Ltd. The supplier is located in Taiwan, and its principal shareholders, Laurent Solomon and Andre Chouraqui are also principal shareholders of our Company. Purchases from this supplier aggregated $621,000 for 2000. Although there are a limited number of manufacturers of the particular Internet sharing devices, management believes that other suppliers could provide similar Internet sharing devices on comparable terms. A change in this supplier, however, could cause a delay in manufacturing and affect results adversely.

         On October 18, 2000, our Company entered into an agreement with Smerwick Ltd., to issue 500,000 shares of our Common Stock to satisfy supplier debt of $486,441. According to the agreement, our Company has the option (as defined) to repurchase the 500,000 shares. In the event, Smerwick sells the shares for an amount less than the supplier debt of $486,441, our Company will be indebted to Smerwick for the shortfall. Since our Company is ultimately liable for repayment of this obligation, our Company has not recorded the satisfaction of this obligation for the 500,000 shares of issued stock. In this connection, our Company has recorded the issuance of the 500,000 shares at par value, by debiting paid in capital and crediting Common Stock.

         As of December 31, 1999 our Company had a unsecured demand loan of $174,317 from a principal shareholder, Israel D. Sultan. During 2000, our Company and Mr. Sultan agreed to convert the then balance of the unsecured demand loan plus interest of $196,367 into 196,367 shares of our Common Stock. At the date of this transaction, our Company's Common Stock had a fair value of $0.45 per share. Accordingly, our Company recorded the excess of the existing obligation over the fair value of the Common Stock as a capital contribution.

         A company controlled by one principal shareholder incurred research and development costs on our Company's behalf for the further development of the Internet access hardware routers. In this connection, our Company recorded as a capital contribution $318,850, which represents the actual costs, incurred by this company on our Company's behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. Our Company has no formal agreement with this company.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 10-K.

         (a)      The following documents are filed as a part of this Report:

                  (1)      Financial Statements:

                  Balance  Sheets,   Statements  of  Operation,   Statements  of
Stockholders'   Equity,   Statements  of  Cash  Flows  and  Notes  to  Financial
Statements.

                  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

3.3               Amended Articles of Incorporation dated December 31, 1997.

3.4               Amended Articles of Incorporation dated April 15, 1998.

         The following documents are incorporated herein by reference from the Registrant's Form 8-K Report filed on December 3, 1999:

2.                Acquisition Agreement and Exhibits attached thereto.

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Post-Effective Amendment 2 to Form S-1 Registration Statement filed with the Commission, Commission file #333-3074 on April 3, 2000.


10.1 March 14, 2000, Consulting Agreement between Nexland S.A. and the Company.

10.2 November 17, 1999, Mutual Non-Competition Agreement between Nexland, S.A. and the Company.

10.3 November 17, 1999 Co-Operation Agreement between Smerwick, Ltd. and the Company.

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Form 8K filed with the Commission, Commission file #333-3074 on May 12, 2000.

10.4              Employment Contract of Enrique Dillon.

10.5              Employment Contract of Martin Dell'Oca.



         The following documents are provided herewith:


 4.4              2000 Stock Incentive Plan

10.6 Promissory Note dated August 1, 2000, by the Company payable to Israel D. Sultan

10.7              Conversion Agreement dated October 26, 2000, between Israel D.
                  Sultan and the Company.

10.8 Line of Credit Agreement dated March 19, 2001, between Cornell Capital Partners, L.P. and the Company.

10.9 Registration Rights Agreement dated March 19, 2001, between Cornell Capital Partners, L.P. and the Company.

10.10 Escrow Agreement dated March 19, 2001, between Cornell Capital Partners, L.P., the Company, Butler Gonzalez LLP and First Union National Bank.

10.11             Form of Convertible Debenture

10.12 Consulting Services Agreement dated March 19, 2001, between Yorkville Advisors Management, L.L.C. and the Company.

10.13 Securities Purchase Agreement dated March 19, 2001, between the investors on Schedule I attached thereto (the "Investors") and the Company.

10.14 Registration Rights Agreement dated March 19, 2001, between the Investors and the Company.

10.15 Placement Agent Agreement dated March 19, 2001, between May Davis Group, Inc. ("May Davis") and the Company.

10.16 Escrow Agreement dated March 19, 2001, between May Davis, the Company and First Union National Bank.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 7, 2001

                                         Nexland, Inc.

                                         By: /s/Gregory S. Levine
                                           -----------------------------------
                                             Gregory S. Levine, President

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                              PAGE
                                                                                                              ----

Reports of Independent Certified Public Accountants                                                     F-2 to F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999                                                   F-4
Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998                     F-5
Consolidated Statements of Capital Deficit for the Years Ended December 31, 2000, 1999 and 1998                F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                     F-7
Notes to Consolidated financial statements                                                             F-8 to F-18



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
of Nexland, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Nexland, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, capital deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexland, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company's dependence on outside financing and losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Miami, Florida
January 26, 2001
Except for Note 17, which is as of January 31 and March 19, 2001

/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP

Board of Directors
Nexland, Inc.
Miami, Florida

                          Independent Auditor's Report
                          ----------------------------

We have audited the accompanying balance sheet of Nexland, Inc. as of December 31, 1999 and the related statements of operations and stockholders' equity, and cash flows, for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexland, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in comformity with generally accepted accounting principles.

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

As described in Note 18 to the financial statements, the Company's earlier method of accounting for certain business combinations have been deemed inappropriate. The Company has elected to correct these financial statements for the effects of these combinations. Accordingly, 1999 and 1998 financial statements have been restated.


William & Webster, P.S.
Spokane, Washington
March 13, 2000 (except for Note 18, as to which the date is May 12, 2000 and Notes 2 and 10, as to which the date is March 3, 2001 - all note references are to the originally filed financial statements.)

                          NEXLAND, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                   2000               1999
                                                                     ---------------    ---------------

ASSETS
CURRENT
   Cash                                                                 $   59,523       $      4,231
   Accounts receivable (Note 17)                                           119,131             78,597
   Inventory (Note 3)                                                       75,949             56,467
                                                                     ---------------    ---------------

TOTAL CURRENT ASSETS                                                       254,603            139,295

PROPERTY AND EQUIPMENT, less accumulated depreciation
   (Note 4)                                                                 32,072              4,775
DEPOSITS AND OTHER ASSETS                                                   30,000              3,180
                                                                     ---------------    ---------------

TOTAL ASSETS                                                            $  316,675         $  147,250
                                                                     ===============    ===============

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                      $  56,876      $           -
   Accrued professional fees                                               219,194                  -
   Accrued expenses                                                         73,424             16,683
    Due to related party supplier (Note 7(c))                              401,819            180,113
   Other liabilities (Note 7(b))                                            97,356            100,357
                                                                     ---------------    ---------------

TOTAL CURRENT LIABILITIES                                                  848,669            297,153

NOTES PAYABLE - RELATED PARTY (Note 7(d))                                        -            174,317
                                                                     ---------------    ---------------

TOTAL LIABILITIES                                                          848,669            471,470
                                                                     ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (Notes 7, 12, 14 and 17)

CAPITAL DEFICIT (Notes 7, 9, and 10)
   Preferred stock, $0.0001 par value; shares
     authorized 10,000,000; no shares outstanding                                -                  -
   Common Stock, $0.0001 par value ; shares
     authorized 50,000,000, 36,027,378 and 34,094,703
     issued and outstanding, respectively                                    3,603              3,410
ADDITIONAL PAID-IN CAPITAL                                               3,001,613                  -
UNEARNED COMPENSATION                                                     (333,336)                 -
DEFICIT                                                                 (3,203,874)          (327,630)
                                                                     ---------------    ---------------

TOTAL CAPITAL DEFICIT                                                     (531,994)          (324,220)
                                                                     ---------------    ---------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                                $     316,675        $   147,250
                                                                     ===============    ===============

                 See accompanying notes to the consolidated financial statements

                          NEXLAND, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                                                       2000              1999             1998
                                                                       ------------  ----------------      -----------
SALES (Notes 5 and 13)                                                  $ 1,472,950         $ 263,338          $     -
COST OF SALES (Note 7(c))                                                   734,364           129,311                -
                                                                       ------------  ----------------      -----------

GROSS PROFIT                                                                738,586           134,027                -
                                                                       ------------  ----------------      -----------
OPERATING EXPENSES:
   Selling, general and administrative (Notes 7, 9 and 10)                3,585,957           263,664           99,902
   Depreciation                                                               5,914                 -                -
                                                                       ------------  ----------------      -----------

TOTAL OPERATING EXPENSES                                                  3,591,871           263,664           99,902
                                                                       ------------  ----------------      -----------

INTEREST EXPENSE                                                             21,872             1,706                -

OTHER EXPENSE                                                                 1,087                 -                -
                                                                       ------------  ----------------      -----------
NET (LOSS)                                                            $ (2,876,244)       $ (131,343)        $(99,902)
                                                                      =============  ================      ===========
PER SHARE AMOUNTS (Note 9)
   Net loss per common share, basic and diluted                          $    (.08)            $    -           $    -
                                                                      =============  ================      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                 34,833,231        30,053,926       29,500,000
                                                                      =============  ================      ===========

           See accompanying notes to the consolidated financial statements.

                          NEXLAND, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
                         (NOTES 7, 9, 10, 11, 12 AND 17)


                                                            Additional
                                              Common           Paid-in           Unearned
                                               Stock           Capital         Compensation        (Deficit)             Total
                                    ----------------   ---------------     ----------------   --------------     -------------
Balance, December 31, 1997                      2950       $    64,950      $                  $    (53,324)       $    14,576

Net loss for the year                              -                 -                    -         (99,902)          (99,902)
                                    ----------------   ---------------     ----------------   --------------     -------------
Balance, December 31, 1998                      2950            64,950                    -        (153,226)          (85,326)

Stock exchanged in reverse
   acquisition recapitalization
   of WindStar Resources, Inc. by
   Nexland, Inc.                                 460          (64,950)                   --        (43,061)          (107,551)
Net loss for the year                              -                 -                    -       (131,343)          (131,343)
                                    ----------------   ---------------     ----------------   --------------     -------------

Balance, December 31, 1999                      3410                 -                    -       (327,630)          (324,220)


Issuance of Common Stock for cash                 25           115,302                    -               -            115,327
Issuance of equity instruments for
   services                                        7           533,900                    -               -            533,907
Issuance of Common Stock in
   connection with employment
   agreement                                      20           499,980            (333,336)               -            166,664
Issuance of Common Stock in
   connection with severance
   agreement                                      50         1,124,950                    -               -          1,125,000
Issuance of Common Stock in
   connection with exercise of
   warrants and options                           21           212,334                    -               -            212,355

Conversion of debt to Common Stock                20           196,347                    -               -            196,367
Issuance of Common Stock to
   stockholder                                    50              (50)                    -               -                  -
Contributed research and
    development services                           -           318,850                                                 318,850
Net loss for the year                              -                 -                           (2,876,244)       (2,876,244)
                                    ----------------   ---------------     ----------------   --------------     -------------

Balance, December 31, 2000                     3,603       $ 3,001,613      $     (333,336)    $ (3,203,874)       $ (531,994)
                                    ================   ================    ================   ==============     =============

          See accompanying notes to the consolidated financial statements.

                          NEXLAND, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 15)


YEARS ENDED DECEMBER 31,                                                             2000             1999              1998
                                                                          ---------------    -------------   ---------------

OPERATING ACTIVITIES
  Net loss                                                               $     (2,876,244)   $    (131,343)   $      (99,902)
                                                                          ---------------     -------------    ---------------
Adjustments to reconcile net loss to net cash (used in) operating activities:
     Compensation charge in connection with employment agreement                 166,664                -                 -
     Compensation charge in connection with severance                          1,125,000                -                 -
     Expenses paid by issuance of Common Stock                                   381,907                -                 -
     Contributed research and development services                               318,850
     Expense in connection with reduction of warrant exercise price               77,000                -                 -
     Expense in connection with issuance of options to consultants                75,000                -                 -
       Interest relating to conversion of debt to Common Stock                    15,948                -                 -
       Straight-lining of lease payments                                          36,000                -                 -
     Depreciation                                                                  5,914            1,716             1,528
     (Increase) decrease in:
         Accounts receivable                                                     (40,534)         (78,597)                -
         Inventory                                                               (19,482)         (48,824)           (7,643)
         Deposits and other assets                                               (26,820)          (3,180)                -
     (Decrease) increase in:
         Accounts payable                                                         56,876           98,745             7,643
         Accrued professional fees                                               219,194                -                 -
         Accrued expenses                                                         20,741           51,486             2,253
         Due to related party supplier                                           221,706                -                 -
         Other                                                                     3,101                -                 -
                                                                          ---------------    -------------   ---------------

Total adjustments                                                              2,637,065           21,346             3,781
                                                                          ---------------    -------------   ---------------

Net cash (used in) operating activities                                         (239,179)        (109,997)          (96,121)
                                                                          ---------------    -------------   ---------------

INVESTING ACTIVITIES
     Purchase of property and equipment                                          (33,211)          (2,251)             (532)
                                                                          ---------------    -------------   ---------------

Net cash (used in) investing activities                                          (33,211)          (2,251)             (532)
                                                                          ---------------    -------------   ---------------

FINANCING ACTIVITIES
     Proceeds from exercise of warrants and options                              212,355                -                 -
     Proceeds from issuance of Common Stock                                      115,327                -                 -
     Advances from stockholder                                                         -          114,781            87,136
     Other                                                                             -            1,675                 -
                                                                          ---------------    -------------   ---------------

Net cash provided by financing activities                                        327,682          116,456            87,136
                                                                          ---------------    -------------   ---------------

Net increase (decrease) in cash                                                   55,292            4,208            (9,517)
Cash, beginning of year                                                            4,231               23             9,540
                                                                          ---------------    -------------   ---------------

Cash, end of year                                                        $        59,523    $       4,231   $            23
                                                                          ===============    =============   ===============



         See accompanying notes to the consolidated financial statements

                          NEXLAND, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Nexland, Inc. ("Nexland" or "the Company") was incorporated on December 4, 1994 under the laws of the State of Florida. The Company is engaged in the production and distribution of Internet sharing boxes that provide security solutions that include firewall, content filtering and virtual private networking. It considers these operations to be organized in one reportable segment. The Company's sales are principally to United States customers with the balance to customers in Canada.

         Effective November 17, 1999, the Company was merged with WindStar Resources Inc. (WindStar) through a reverse merger (See Note 11).

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION
---------------------------

         The consolidated financial statements include the accounts of Nexland, Inc. and its subsidiary. All material intercompany balances and transactions have been eliminated in the consolidation.

INVENTORIES
-----------

         Inventories are stated at the lower of cost or market, with cost being determined on an average cost basis.

PROPERTY AND EQUIPMENT
----------------------

         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

LONG-LIVED ASSETS
-----------------

         The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At such time the evaluations indicate that the future undiscounted cash flows of the long-lived assets would not be sufficient to recover the carrying value of such assets, the assets would be adjusted to their fair values. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

INCOME TAXES
------------

         Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

REVENUE RECOGNITION
-------------------

         Revenue is recognized when products are shipped.

ADVERTISING
-----------

         Advertising costs are charged to operations in the year incurred; such amounts aggregated $38,878 in 2000, $10,364 in 1999 and $0 in 1998.

ESTIMATES
---------

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

NET LOSS PER COMMON SHARE
-------------------------

         Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net loss per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year.

FOREIGN CURRENCY TRANSLATION
----------------------------

         Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at year-end exchange rates. The effects of translation are recorded in the cumulative translation component of capital deficit. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The Company began its foreign operations during the latter part of 2000; the effects of any exchange adjustments were not material during 2000, and accordingly, no amounts were recorded as a cumulative translation component of capital deficit as of December 31, 2000.

RECLASSIFICATIONS
-----------------

         Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Adoption of Interpretation 44 did not have a material impact on the Company's earnings or financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and required adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101 effective January 1, 2000 and its adoption did not have a material impact on the Company's earnings or financial position.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 was amended by SFAS 138 in June 1999 and is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001 will not have a material impact on the Company's earnings or financial position.


NOTE 3 - INVENTORY

         Finished goods inventories at December 31, 2000 and 1999 consist of Internet sharing devices held for resale.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

       DECEMBER 31,                                  2000             1999
                                          ----------------   --------------

       Furniture and fixtures            $         23,715   $        8,434
       Office equipment                            17,930                -
                                          ----------------   --------------
                                                   41,645            8,434
       Less accumulated depreciation               (9,573)          (3,659)
                                          ----------------   --------------

                                         $         32,072   $        4,775
                                          ================   ==============


NOTE 5 - DEPENDENCY ON A CUSTOMER

         Approximately 18% of the Company's revenues were generated by one customer in the financial industry sector in 2000 and none in 1999 and 1998.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

         The Company manufactures and distributes Internet sharing boxes to companies in diversified industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 2000 and 1999, accounts receivable from customers in the financial industry sector were approximately $33,000 and $0, respectively. Receivables generally are due within 30 days.


NOTE 7 - RELATED PARTY TRANSACTIONS

         a.       SETTLEMENT AGREEMENT
                  --------------------

         During 2000, the Company issued 30,000 shares of Common Stock to Fred Schmid, former CEO and President of WindStar, for management and financial consulting services (CONSULTING SHARES), which was recorded by a charge to operations and credit to paid-in capital and par value for $134,375. In addition, the Company issued 39,213 shares of Common Stock to Schmid and Erik Nelson, both of whom were former stockholders of WindStar, as a result of a late filing of the Company's Form S-1 (PENALTY SHARES), which resulted in a charge to operations and a credit to paid-in capital and par value for $247,532.

         On November 22, 2000 the Company entered into a settlement agreement in which it agreed to dismiss a threatened lawsuit against Fred Schmid, Fred Schmid Inc., Dale Runyon, a former principal shareholder of WindStar and Erik Nelson (WindStar parties), and to terminate Schmid's consulting agreement. In this connection, Schmid and Nelson agreed to escrow the CONSULTING SHARES and the PENALTY SHARES with an Escrow Agent and Dale Runyon agreed to return 800,000 TRANSFER SHARES of Common Stock that were issued to him in a prior year. The settlement agreement provides that the escrow agent hold the above-mentioned shares until such time as a Form S-1 is declared effective by the SEC. After a Form S-1 is declared effective, the shares will be given to the Company. Upon completion of the stock transfer and a Form S-1 being declared effective, the agreement will be deemed to be fully performed and the Company will record the return of these shares.

         b.       OTHER LIABILITIES
                  -----------------

         In connection with the reverse merger, the Company assumed various current liabilities. As of December 31, 2000 and 1999 such liabilities aggregated $97,356 and $100,357, respectively.

         c.       DEPENDENCY ON A SUPPLIER
                  ------------------------

         The Company purchases all its Internet sharing devices from one supplier, Smerwick, Ltd. The supplier is located in Taiwan, and its principal shareholders, Laurent Solomon and Andre Chouraqui are also principal shareholders of the Company. Purchases from this supplier aggregated $621,000, $178,000 and $8,000 for 2000, 1999 and 1998, respectively. Although there are a limited number of manufacturers of the particular Internet sharing devices, management believes that other suppliers could provide similar Internet sharing devices on comparable terms. A change in this supplier, however, could cause a delay in manufacturing and affect results adversely.

         On October 18, 2000, the Company entered into an agreement with Smerwick Ltd., to issue 500,000 shares of its Common Stock to satisfy supplier payables of $486,441. According to the agreement, the Company has the option (as defined) to repurchase the 500,000 shares. In the event Smerwick sells the shares for an amount less than the supplier debt of $486,441, the Company will be indebted to Smerwick for the shortfall. Since the Company is ultimately liable for repayment of this obligation, the Company has not recorded the satisfaction of this obligation for the 500,000 shares of issued stock. In this connection, the Company has recorded the issuance of the 500,000 shares at par value, by debiting paid in capital and crediting Common Stock.

         d.       DUE TO PRINCIPAL STOCKHOLDER
                  ----------------------------

         As of December 31, 1999 the Company had an unsecured demand loan of $174,317 from an officer and principal shareholder, Israel D. Sultan. During 2000, the Company and Mr. Sultan agreed to convert the then balance of the $196,367 unsecured demand loan plus interest into 196,367 shares of Common Stock. At the date of this transaction, the Company's Common Stock had a fair value of $0.45 per share. Accordingly, the Company recorded the excess of the existing obligation over the fair value of the Common Stock as a capital contribution.

         e.       NONQUALIFIED OPTIONS TO LAW FIRM
                  --------------------------------

         On December 31, 2000, the Company granted nonqualified options pursuant to the 2000 Stock Incentive Plan to a law firm to purchase up to 238,000 shares of Common Stock at an exercise price of $0.25 per share. The law firm and certain partners therein are shareholders of the Company. These options vest immediately and may be exercised within ten years of the date of grant. The Company recorded the fair value of each option at the grant date by using the Black-Scholes option pricing model. The fair value of these options amounting to $38,000 was charged to operations in 2000.

         f.       CONTRIBUTED RESEARCH AND DEVELOPMENT
                  ------------------------------------

         A company controlled by one principal shareholder incurred research and development costs on the Company's behalf for the further development of the Internet access hardware routers. In this connection, the Company recorded as a capital contribution of $318,850, which represents the actual costs, incurred by this company on the Company's behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. The Company has no formal agreement with this company. During the comparable period in 1999, the Company did not incur any research and development costs, since it purchased ready to sell finished goods inventory.

         g.       NEXLAND S.A.
                  ------------

         On November 17, 1999 the Company entered into a mutual non-competition agreement with Nexland S.A., a French corporation owned by certain principal stockholders of the Company. The agreement provides for:

         o        a five year non-competition period;

         o        Nexland France shall have exclusive sales rights to Europe;

         o        the Company shall have exclusive sales and marketing rights to
                  North  America,   South  America,   Central  America  and  the
                  Caribbean;

         o if either party sells into the other's territory, the sales contracts shall be assigned to the other party, and the assignee shall pay the assignor 20% of the gross value of the contract.

         On September 20, 2000, the Company entered into a licensing agreement with Nexland, S.A. Pursuant to the agreement the Company licensed to Nexland, S.A. the rights to utilize its technology in Europe, Africa and the Middle East for 10 years.


NOTE 8 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2000, the Company had federal net operating losses (NOL) of approximately $2,500,000. The NOL expires during the years 2019-2020. In the event of a change in ownership of the Company, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

         Realization of any portion of the approximate $1,100,000 deferred federal tax asset at December 31, 2000, resulting from the utilization of the NOL, is considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

Significant components of the Company's deferred tax liabilities and assets at December 31, 2000, 1999 and 1998 are as follows:

                                                                          2000            1999             1998
                                                                  -------------   -------------    -------------

         Deferred tax assets:
         Professional and consulting fees                              137,000               -                -
         Net operating loss carryforwards                              963,000           9,500                -
         Valuation allowance for deferred tax assets                (1,100,000)         (9,500)               -
                                                                  -------------   -------------    -------------

         Net deferred tax asset                                  $           -   $           -    $           -
                                                                  =============   =============    =============

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to pre-tax loss before loss is summarized as follows:

                                                                              2000             1999(a)              1998(a)
                                                             --------------------------------------------------------------
U.S. Federal statutory rate on earnings (loss)
before income taxes                                                    $ (924,000)         $ ( 44,657)         $  (33,967)
State income tax, net of Federal benefit                                 (158,000)                  -                   -
Increase in valuation allowance                                         1,090,500                   -                   -
Other                                                                      (8,500)             44,657              33,967
                                                             --------------------------------------------------------------
Income tax expense (benefit)                                           $        -          $  ________         $   ______
                                                             --------------------------------------------------------------

(a) Through November 16, 1999, these losses pertain to Nexland LP and accordingly, for tax purposes, there is no corporate benefit.

NOTE 9 - COMMON STOCK

         During 1998, the Board of Directors of WindStar authorized a 1-for-250 reverse stock split, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share to $0.0001.

         On April 25, 2000, pursuant to an employment contract between the Company and Enrique Dillon (the Chief Executive Officer at that time), the Company issued 1,170,000 shares of Common Stock to him. On May 1, 2000, pursuant to an employment contract between the Company and Martin Dell'Oca (Chief Financial Officer) the Company issued 200,000 shares of Common Stock to him. In connection with the employment agreement for Mr. Dell'Oca, the Company recorded unearned compensation as a charge to capital deficit in the amount of $500,000 representing the fair value of the Common Stock at the date of grant. Such amount is being amortized over the period of the employment agreement. Amortization expense aggregated $166,664 during 2000.

         On June 30, 2000, Mr. Dillon resigned from his position in the Company. In connection with his resignation, the 1,170,000 shares of Common Stock issued in connection with his employment agreement were forfeited. The Company in consideration of the termination of the employment agreement issued 500,000 shares of Common Stock to the former executive. In connection therewith, the Company recorded a charge to operations in the amount of $1,125,000 during 2000.

         At December 31, 2000, 2,298,000 shares of Common Stock were reserved for issuance under outstanding options and 3,702,000 shares of Common Stock were reserved for the granting of additional shares. In addition, 3,089,203 shares of Common Stock were reserved for issuance under warrants.

The following reconciles the components of the earnings per share (EPS) computation:

For the years ended                  2000                                 1999                              1998
December 31,
                     ---------------------------------------------------------------------------------------------------------------
                        Loss         Shares      Per Share       Loss       Shares    Per Share     Loss      Shares     Per Share
                     Numerator     Denominator    Amount      Numerator   Denominator   Amount    Numerator Denominator    Amount

Loss per common
share - basic:        ($2,876,244)   34,833,231   $  (0.08)  $  (131,343)  30,053,926  $    -    $(99,902)  29,500,000    $   -

Effect of Dilutive
Securities
Options                       -            -            -              -          -          -         -             -          -
Warrants                      -            -            -              -          -          -         -             -          -
                     -----------------------------------------------------------------------------  ------------------------------


Loss per common
share - assuming
dilution:             $ (2,876,244) 34,833,231   $  (0.08)  $  (131,343)  30,053,926    $    -    $(99,902)  29,500,000  $      -
                     ---------------------------------------------------------------------------------------------------------------


         Options to purchase 2,298,000 shares of Common Stock prices ranging from $0.12 to $0.927 per share were not included in the computation of loss per share assuming dilution for 2000, as they would have an anti-dilutive effect. There were no options to purchase Common Stock that would have a dilutive effect on the computation of loss per common share in 1999 and 1998. Warrants to purchase 3,089,203 shares of Common Stock at prices ranging from $2.50 to $5.00 per share were not included in the computation of loss per common share assuming dilution for 2000, 1999 and for 1998 as they would have an anti-dilutive effect.


NOTE 10 - OPTIONS AND WARRANTS

         On September 6, 2000, the Company  adopted a Stock  Incentive Plan (the
Plan), which provides for the granting of 6,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or non-qualified options.

         The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted. Information with respect to stock options under the Plan is as follows:


         Year ended December 31                  Price per share           2000
                                               ---------------------------------

         Options outstanding at January 1                      -              -
         Options granted                          $ 0.12 - 0.927      2,323,000
         Options exercised/surrendered                         -              -
         Options cancelled                            $    0.843       (25,000)
                                                                   -------------
         Options outstanding at December 31                    -      2,298,000
         Options available for grant under the                 -      3,702,000
         Plan at December 31                                          ----------

         Total reserved shares under the Plan                  -      6,000,000

         Options exercisable under the Plan                    -      1,453,000
         at December 31                                            =============

         The following table summarizes information about stock options at December 31:

                                                 NUMBER OF          WEIGHTED
                                                   OPTIONS           AVERAGE      WEIGHTED   NUMBER OF OPTIONS       WEIGHTED
                                               OUTSTANDING         REMAINING       AVERAGE     EXERCISABLE AT         AVERAGE
                                              DECEMBER 31,       CONTRACTUAL      EXERCISE       DECEMBER 31,        EXERCISE
  Range of Exercise Prices                           2000               LIFE         PRICE               2000           PRICE
                                        ------------------  ----------------  ------------    ---------------   -------------


  $0.12 - $0.132                                   750,000              9.91        $0.125            750,000          $0.125
  $0.23 - $0.25                                    623,000             10.00        $0.241            553,000          $0.242
  $0.843 to $0.927                                 925,000              9.75        $0.870            150,000          $0.843
                                         --------------------                               --------------------
                                                 2,298,000                                          1,453,000

         A former officer of the Company's predecessor is entitled to purchase up to 160,000 shares of the stock during the ten-year period commencing November 11, 1997 for exercise prices ranging from $0.25 to $2.50 per share, and up to 160,000 additional shares of stock, for the exercise price of $5.00 per share. No options were granted or exercised during 1998 or 1999. In March 2000, options were exercised at $1.00 per share with the Company receiving a total of $160,000. Such amounts were issued outside of the Company's Stock Incentive Plan.

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                          2000            1999             1998
                                                                  -------------   -------------    -------------

         Net (loss) as reported                                  $  (2,876,244)   $     (131,343)  $    (99,902)
         Net (loss) pro forma                                       (3,422,565)         (131,343)       (99,902)
         Basic earnings (loss) per share as reported                      (.08)                -              -
         Basic earnings (loss) per share pro forma                        (.09)                -              -


         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

         YEAR ENDED DECEMBER 31,                                   2000
                                                       -----------------

         Risk free interest rate                          5.10% - 6.02%
         Expected life                                  9.75 - 10 years
         Expected volatility                                        49%
         Dividend yield                                             0.0


         In August 2000, in connection with a private placement, the Company issued 254,741 shares of Common Stock at prices ranging from $0.12 to $0.45 per share for cash of $115,327.

         During 1996, the Company's predecessor (WindStar) issued 1,600,000 units in exchange for certain obligations. Each unit consisted of one share of Common Stock, one "Class A Warrant" and one "Class B Warrant." Each "Class A Warrant" may be exercised to purchase one share of Common Stock at exercise prices ranging from $0.25 to $2.50 per share. Each "Class B Warrant" may be exercised to purchase one share of Common Stock at an exercise price of $5.00. The warrants are redeemable at any time upon the Company giving thirty days written notice to the holder thereof at redemption price of $0.0025 per warrant. The warrants are exercisable up to five years from the effective date of the offering unless called sooner. In September 2000, private investors exercised warrants to purchase 52,355 shares of the Company's Common Stock at $1.00 per share. As of December 31, 2000, 1,489,203 "Class A Warrants" remain authorized and outstanding (not exercised). No "Class B Warrants" have been exercised.

NOTE 11 - MERGER AND ACQUISITIONS

         From inception until November 15, 1999, Nexland was inactive. On November 15, 1999, the partners of Nexland LP assigned all their rights, title and interest in partnership assets to Nexland, Inc. in exchange for 17,000 shares of Common Stock of Nexland, Inc. In a prior year, Mr. Israel D. Sultan, a principal stockholder of Nexland, who owned 50% of Nexland LP was issued 3,000 shares of the Company's Common Stock for $3,000.

         On November 17, 1999, WindStar acquired all of the outstanding Common Stock of Nexland by exchanging each of its shares of Common Stock for 1,475 shares of WindStar. Nexland's shareholders received 29,500,000 shares of WindStar for their 20,000 shares of Nexland's Common Stock. For accounting purposes the acquisition has been treated as a reverse merger with Nexland as the acquirer. WindStar was incorporated on March 22, 1995, under the laws of the State of Arizona under the name of the Turtleback Mountain Gold Co., Inc. to conduct business in the fields of mineral exploration, construction and mining. WindStar has not realized any significant revenues from its planned operations.

         The Company's unaudited pro forma consolidated results of operations assuming the reverse merger occurred on January 1, 1998 is as follows:

                                                                  PROFORMA
         PROFORMA FOR THE YEAR ENDED DECEMBER 31, 1999:              TOTAL
                                                             --------------
                                                                (UNAUDITED)

         Revenue                                                   263,338
         Net loss                                                 (426,402)
         Loss per share                                              (0.01)
         Weighted average number of Common Stock shares
            outstanding                                         33,713,230


                                                                  PROFORMA
         PRO FORMA FOR YEAR ENDED DECEMBER 31, 1998:                 TOTAL
                                                             --------------
                                                                (UNAUDITED)

         Revenue                                                         -
         Net loss                                                 (260,566)
         Loss per share                                              (0.01)
         Weighted average number of Common Stock shares
            outstanding                                         33,662,223




NOTE 12 - COMMITMENTS AND CONTINGENCIES

         The Company leases commercial office space and office equipment under lease agreements, which expire at various dates through 2003. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. The Company currently leases office space in Florida and in Canada. Rental expense for 2000, 1999 and 1998 aggregated approximately $81,000, $19,081 and $8,546, respectively. The Company has recorded the effect of straight-lining the rent expense over the actual payments. In this connection, $36,000 is included in accrued expenses as of December 31, 2000.

         Minimum rental obligations under all noncancellable-operating leases with terms of one year or more as of December 31, 2000, are as follows:

          Years ending December 31,                         Amount
                                                  ----------------

              2001                               $         149,000
              2002                                         182,000
              2003                                          77,000
                                                  ----------------

                                                 $         408,000
                                                  ================



NOTE 13 - OPERATIONS IN GEOGRAPHIC AREAS

                                                                                        ADJUSTMENTS          CONSOLIDATED
                                                         UNITED                                 AND
     Year ended December 31, 2000                        STATES           CANADA       ELIMINATIONS                 TOTAL
     ----------------------------                  -------------    -------------    ---------------    ------------------

     Sales to unaffiliated customers              $   1,208,990    $     263,960    $                  $        1,472,950
     Transfers between geographic areas           $     160,781    $                $     (160,781)                     -
                                                   -------------    -------------    ---------------    ------------------

     Total sales                                  $   1,369,771    $     263,960    $     (160,781)    $        1,472,950
                                                   =============    =============    ===============    ==================

     Operating profit (loss)                      $ (2,858,322)    $       5,037    $                  $      (2,853,285)
                                                   =============    =============    ===============    ==================

     Identifiable assets as of December 31,
       2000                                       $     296,841    $      80,664    $      (60,830)    $          316,675
                                                   =============    =============    ===============    ==================



         Operating profit (loss) is total sales less operating expenses.

         Identifiable assets are those assets of the Company that are identified with operations in each geographic area. There were no operations outside the United States in 1999 and 1998.


NOTE 14 - GOING CONCERN

         The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has been involved in the development of its Internet sharing devices organizational infrastructure, and the performance of preliminary marketing and sales. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing and to achieve a level of sales adequate to support its cost structure. During the year ended December 31, 2000, the Company incurred losses of approximately $2.9 million, has a working capital deficiency of $594,066 and has $59,523 of cash, all of which raises substantial doubt about the Company's ability to continue as a going concern.

         Management plans to undertake a comprehensive review of its ongoing business to address reductions in its selling, general and administrative expenses, including reductions in rent and professional fees. The Company is involved in active ongoing negotiations with investment banks and other members of the financial community to obtain additional sources of capital. Effective February 1, 2001, it has begun factoring its receivables. As discussed in Note 17, the Company has taken the following steps to improve its cash flow for 2001:

         o  On January 31, 2001, the Company entered into a factoring agreement.

         o On March 19, 2001, the Company entered into an agreement with an institutional investor to purchase up to $5 million of the Company's convetible debentures.

         o The Company is in negotiations with potential purchasers of the Company's Internet sharing boxes in substantial quantities.

         Accordingly,   there  are  no  assurances  that  the  Company  will  be
         successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.



NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure is as follows:


                                                  2000        1999       1998
                                             -----------  ----------  ----------

             Cash paid for interest         $        -    $  1,706  $      -
             Cash paid for taxes                     -           -         -


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Statements," requires estimated fair value amounts to be determined by the Company's management using available market information and other valuation methods. However, considerable judgement is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments.

         The Company's financial instruments consist principally of cash, accounts receivable and notes payable. The carrying amounts of such financial instruments approximated fair value at December 31, 2000 and 1999.



NOTE 17 - SUBSEQUENT EVENTS


(a)      FACTORING
         ---------

         On January 31, 2001, the Company entered into a factoring agreement. The agreement expires on January 31, 2002 or until terminated by either party with proper notice given as defined. The Company has assigned substantially all of its accounts receivable to the factor, typically on a recourse basis. The Company may request advances up to 75% of the eligible receivables. The factor charges the Company a commission equal to .0667% per day for each uncollected receivable from the invoice date to the payment date of such invoice, plus interest on advanced funds equal to the greater of 10% or the interest publicly announced by Citibank N. A., plus 2%. Obligations due to the factor under the factoring agreement are collateralized by "receivables", as defined.

(b)      LINE OF CREDIT
         --------------

         On March 19, 2001, the Company entered into a Line of Credit Agreement (the " Credit Line"). Pursuant to the Credit Line, an institutional investor agreed, if requested by the Company, to purchase up to $5 million of the Company's debentures. The debentures are convertible into Common Stock at a conversion price equal to a 20% discount of the market price of such stock, as defined in the agreement. The timing of each sale and the number of debentures to be sold is at the discretion of the Company, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that the Company can request under any individual sale is subject to the average trading volume of the Company's Common Stock for the preceding 40-day trading period. The maximum term of the Credit Line is two years as defined. The agreement contains various representations, warranties and covenants by the Company, including limitations on the Company's ability to sell Common Stock or Common Stock equivalents, sell assets, merge, or enter into certain other transactions.

         SECURITIES PURCHASE AGREEMENT
         -----------------------------

         On March 19, 2001, the Company entered into a Securities Purchase Agreement with third party investors and a Placement Agent Agreement to provide up to $250,000 less certain fees and expenses of the placement agent by the issuance of convertible debentures. The debentures bear interest at 6% per year and convert into the Company's Common Stock. Through April 19, 2001, the Company issued debentures of $65,000 from which the Company received net proceeds of approximately $43,000.

         In  connection  with the issuance of such  debentures,  the  difference between the conversion price and the fair value of the Common Stock into which the debentures are convertible, multipled by the number of shares into which the debt is convertible at the issuance date of the debt or the date at which the debentures become convertible will be recorded as intrinsic value of the beneficial conversion feature and charged to interest expense in the Company's statement of operations. Such amounts may be material to the Company's 2001 financial statements.

         CONSULTING AGREEMENT
         --------------------

         In connection with entering into the Credit Line, the Company also entered into consulting services agreement relating to capital investment and, or debt financing. Under the agreement, the consultant will receive a fee equal to 8.4% of the gross proceeds from each advance under the Credit Line. In addition, on March 16, 2001, the Company issued 126,000 shares of its Common Stock pursuant to the consulting services agreement.

         The Company has granted the Credit Line investor, the consultant and the placement agent certain registration rights. Pursuant to the registration rights agreements, the Company is obligated to, among other things, register the sale of the shares, in connection with the agreements referred to above.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2000 Quarter Ended                       March 31     June 30 (a)     September 30      December 31
                                      -----------------------------------------------------------------

Revenues                               $  208,607    $     241,270   $      319,574   $     703,499
Gross Profit                           $  122,875    $     149,807   $      174,665   $     291,239
Net income (loss)                      $ (423,256)   $  (1,361,789)  $     (480,474)  $    (610,725)
Basic and diluted earnings (loss)
per common share                       $    (0.01)   $       (0.04)  $        (0.01)  $       (0.02)


1999 Quarter Ended                       March 31       June 30       September 30    December 31 (b)
                                      -----------------------------------------------------------------

Revenues                               $      3,887  $       31,015  $       47,876   $     180,560
Gross Profit                           $    (2,051)  $        9,612  $       (7,068)  $     133,534
Net income (loss)                      $    (7,616)  $       (2,224) $      (71,355)  $     (50,148)
Basic and diluted earnings (loss)
per common share                                   -               -               -               -

(a) During the quarter ended June 30, 2000, the Company recorded a charge to compensation in connection with issuance of 500,000 shares of common stock valued at $1,125,000 resulting from the severance of the Company's former Chief Executive Officer.

(b) See footnote 11, which discusses the reverse merger that occurred during the fourth quarter of 1999.