Form 10-Q
period 2001-03-31
NEXLAND INC
filed 2001-05-23
CIK 1011722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _________ to __________.

                          Commission File No. 333-3074

                                  NEXLAND, INC.
             (Exact name of registrant as specified in its charter)

                                DELAWARE                                          37-1356503
                                --------                                          ----------
     (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer
                                                                            Identification Number)


      1101 BRICKELL AVENUE, NORTH TOWER, SUITE 200, MIAMI, FLORIDA                  33131
      ------------------------------------------------------------                  -----
                (Address of principal executive offices)                          (Zip Code)

           REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (305-358-7771)
                                 --------------

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

As of May 15, 2001, there were 36,153,385 shares outstanding of issuer's common stock.

PART I


FINANCIAL INFORMATION.


ITEM 1.       FINANCIAL STATEMENTS.

NEXLAND, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              March 31, 2001         December 31, 2000
                                                                               (Unaudited)
                                                                     ------------------------       ------------------
ASSETS

CURRENT
    Cash                                                                    $       31,720             $     59,523
    Accounts receivable                                                            155,527                  119,131
    Inventory                                                                      128,427                   75,949
                                                                     ------------------------       ------------------

TOTAL CURRENT ASSETS                                                               315,674                  254,603

PROPERTY AND EQUIPMENT, less accumulated depreciation                               38,085                   32,072
DEPOSITS AND OTHER ASSETS                                                           33,000                   30,000
                                                                     ------------------------       ------------------

TOTAL ASSETS                                                                       386,759                  316,675
                                                                     ========================       ==================

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                                89,946                   56,876
    Accrued professional fees                                                      275,714                  219,194
    Accrued expenses                                                               130,153                   73,424
    Due to factor                                                                   43,151                        -
    Due to related party supplier                                                  523,053                  401,819
    Other liabilities                                                               97,356                   97,356
                                                                     ------------------------       ------------------

TOTAL LIABILITIES                                                                1,159,373                  848,669

CAPITAL DEFICIT
    Preferred stock, $0.0001 par value; shares
      authorized 10,000,000; no shares outstanding                                       -                        -
    Common Stock, $0.0001 par value; shares
      authorized 50,000,000; 36,153,385 and 34,094,703 shares
      issued and outstanding, respectively                                           3,616                    3,603

ADDITIONAL PAID-IN CAPITAL                                                       3,204,127                3,001,613

UNEARNED COMPENSATION                                                             (270,837)                (333,336)

DEFICIT                                                                         (3,709,520)              (3,203,874)
                                                                     ------------------------       ------------------

TOTAL CAPITAL DEFICIT                                                             (772,614)                (531,994)
                                                                     ------------------------       ------------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                                       $      386,759             $    316,675
                                                                     ========================       ==================

    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEXLAND, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        FOR THE THREE              FOR THE THREE
                                                                        MONTHS ENDED               MONTHS ENDED
                                                                        MARCH 31, 2001             MARCH 31, 2000
                                                                        --------------             --------------
SALES                                                                      $757,698                 $208,607
COST OF SALES                                                               441,633                   85,732

                                                               ------------------------            ------------
GROSS PROFIT                                                                316,065                  122,875
                                                               ------------------------            ------------
OPERATING EXPENSES:
Selling, general and administrative                                         813,540                  539,755
Depreciation                                                                  2,616                      840

                                                               ------------------------            ------------
TOTAL OPERATING EXPENSES                                                    816,156                  540,595
                                                               ------------------------            ------------

INTEREST EXPENSE                                                              5,555                    5,536

                                                               ------------------------            ------------
NET (LOSS)                                                                ($505,646)               ($423,256)
                                                               ------------------------            ------------
PER SHARE AMOUNTS:
Net loss per common share, basic and diluted                                 ($0.01)                  ($0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES, BASIC AND DILUTED                                      36,045,579               34,128,708


    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEXLAND, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         FOR THE THREE              FOR THE THREE
                                                                         MONTHS ENDED               MONTHS ENDED
                                                                         MARCH 31, 2001             MARCH 31, 2000
                                                                         --------------             --------------

OPERATING ACTIVITIES

Net loss                                                                 $(505,646)                $(423,256)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:

    Compensation charge in connection with employment agreement              62,499                         -
    Contributed research and development services                           113,919                         -
    Expenses paid by issuance of common stock                                88,591                   332,054
    Provision for bad debts                                                       -                     8,996
    Depreciation                                                              2,616                       840
(Increase) decrease in:
    Accounts receivable                                                     (36,396)                  (34,626)
    Inventory                                                               (52,478)                 (149,012)
    Deposits and other assets                                                (3,000)                        -
(Decrease) increase in:
    Accounts payable                                                         33,070                   269,681
    Accrued professional fees                                                56,520                         -
    Accrued expenses                                                         56,729                         -
    Due to factor                                                            43,151                         -
    Due to related party supplier                                           121,234                         -
    Other liabilities                                                           (35)                        -
                                                               ---------------------               -------------
Total adjustments                                                           486,420                   427,933
                                                               ---------------------               -------------
Net cash (used in) provided by operating activities                         (19,226)                    4,677
                                                               ---------------------               -------------

INVESTING ACTIVITIES
Purchases of property and equipment                                          (8,594)                   (8,380)
                                                               ---------------------               -------------
Net cash (used in) investing activities                                      (8,594)                   (8,380)
                                                               ---------------------               -------------

FINANCING ACTIVITIES
Proceeds from exercise of warrants and options                                   17                   160,000
                                                               ---------------------               -------------
Net cash provided by financing activities                                        17                   160,000
                                                               ---------------------               -------------

Net (decrease) increase in cash                                             (27,803)                  156,297

Cash, beginning of period                                                    59,523                     4,231
                                                               ---------------------               -------------

Cash, end of period                                                         $31,720                  $160,528
                                                               =====================               =============

SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                                   $5,555                        $-


    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEXLAND, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.            FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Company's Form 10-K. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


2.            EARNINGS PER SHARE

         Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and dilutive options and warrants outstanding. All outstanding options and warrants have an anti-dilutive effect and are excluded from the calculation.


3.            CAPITAL DEFICIT

         During the three months ended March 31, 2001 the Company issued 126,000 shares of its common stock pursuant to the consulting services agreement relating to capital investment and recorded a charge to consulting fees (based on the then market value of the common stock) with a corresponding credit to equity in the amount of $88,591.

         On February 1, 2001, the Company granted the following options under the 2000 Stock Incentive Plan:

         o To an employee of the Company, options to purchase up to 75,000 shares of common stock at an exercise price of $0.70 per share on February 1, 2001 and 75,000 shares of common stock at an exercise price not less than 100% of the fair market value of a share of common stock on the grant date per share on February 1, 2002. These options vest one-forth on each of the first, second, third and forth anniversaries of the grant date. These options may be exercised within 10 years of the date of grant.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENTS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This filing contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of Nexland, Inc. (the "Company"), (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) the Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

         GOING CONCERN

         Our Company's auditors stated that the consolidated financial statements of our Company for the years ended December 31, 2000 and December 31, 1999 were prepared on a going-concern basis. For the years ended December 31, 2000 and 1999, respectively, our Company incurred a net annual loss of $2,876,244 and $131,343, respectively, and our Company had deficits of $3,203,874 and $327,630, respectively, in the corresponding periods. These losses raise substantial doubt about the ability of our Company to continue as a going concern. Management believes that resources will be available from private and public sources in 2001 to continue the marketing of our Company's Internet sharing devices. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event our Company cannot continue in existence.

         Management has established plans intended to increase the sales of our Company's products. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that our Company will be able to raise any additional capital.

         SIGNIFICANT PLANT OR EQUIPMENT PURCHASES

         We do not currently anticipate any significant plant or equipment purchases during the next twelve months.

         CHANGES IN THE NUMBER OF EMPLOYEES

         We currently have twelve (12) employees in Miami and nine (9) in Canada. If our Company is successful in increasing its sales level or in raising significant new capital, we anticipate hiring twelve (12) additional personnel during the remainder of 2001. We believe that these personnel will be adequate to accomplish the tasks set forth in its plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS

         RESULTS OF OPERATIONS

                  THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

         (1) REVENUES. For the quarter ended March 31, 2001, our Company had $757,698 in revenue consisting of sales of 4,529 units of Internet access "hardware routers" for small office and home users. During the three months ended March 31, 2000, our Company had sales of $208,607 from the sale of 763 units. During the three months ended March 31, 2001, our average selling price per unit decreased by $106 per unit as compared to the same period in 2000. This decrease resulted from our Company reducing its selling price to take advantage of large volume sales opportunities.

         (2) COST OF SALES. Cost of sales for the quarter ended March 31, 2001 was $441,633, as compared to $85,732 for the same period in 2000. Cost of sales consisted substantially of the purchase price and in-bound freight of pre-assembled finished goods inventory from subcontractors in Taiwan, Republic of China. During the three months ended March 31, 2001, our average purchase cost per unit decreased by $14 per unit as compared to the same period in 2000. This decrease resulted from a combination of two factors, the first of which is our Company's success in obtaining lower priced units from our supplier and also as a result from our Company effectively modifying our product specifications which resulted in a lower cost to purchase. While our Company expects the dollar amount of purchases of pre-assembled finished goods inventory from subcontractors to increase in the future as our Company increases sales, our Company anticipates paying lower prices as a result of increased volume purchases.

         (3) GROSS PROFIT. The gross profit of our products was approximately 42% for the quarter ended March 31, 2001, as compared to 59% for the same period in 2000. The decrease in the gross profit is attributable to reductions in our selling prices to take advantage of volume sales opportunities. Our Company expects pricing pressures from our competition, but we believe that we will continue to lower our cost procurement from subcontractors by obtaining the benefits of lower product costs through volume purchases. The gross margin could be lower in the future.

         (4) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $813,540 for the quarter ended March 31, 2001 as compared to $539,755 for the quarter ended March 31, 2000. The increase of $273,785 is primarily the result of our growth in sales, and the increase in personnel and other related costs, which are explained below. In this connection, our payroll costs increased by $120,000, professional fees increased by $66,000 and other operating expenses decreased by $46,000. During this period, we had three transactions that resulted in non-cash expenditures by our Company. A company controlled by one of our principal shareholders, incurred research and development costs on our behalf for the further development of our Internet access hardware routers. In this connection, we recorded as a capital contribution $113,919, which represents the actual costs, incurred by this company on our behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. We have no formal agreement with this company and we are in the preliminary phase of evaluating the acquisition of this company during the next 12 months. During the comparable period in 2000, our Company did not incur any research and development costs, since we purchased ready to sell finished goods inventory. In addition, our Company recorded a charge of $62,499 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. Lastly, our Company incurred an expense of $88,591 in connection with the issuance of common stock for consulting services relating to venture capital and, or debt financing. Our Company expects to increase its selling, general and administrative in the future in proportion to our Company's anticipated growth in sales.

         LIQUIDITY AND CAPITAL RESOURCES.

         Since inception, our Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. Our Company's net cash used in operating activities for the quarter ended March 31, 2001 was ($19,226) compared to cash provided by operating activities of $4,677 for the quarter ended March 31, 2000, a decrease of $23,903. This decrease resulted from increases in our Company's net loss, which included non-cash charges of (i) $62,499 for compensation in connection with an employment agreement, (ii) $88,591 for consulting services paid with common stock (iii) $113,919 contributed research and development services and increases in receivables and inventories, offset by increases in accounts payable, accrued professional fees and expenses, and due to related party
supplier.   These  increases  resulted  from  the  expansion  of  our  Company's operations.

         Our Company's net cash provided by financing activities for the three month period ended March 31, 2001 was $17 resulting from proceeds received from the exercise of stock options. Our Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory and pay other operating expenses. Although our Company cannot accurately predict the precise timing of its future capital, we estimate that we will need to expend approximately $2,000,000, within the next twelve months. Our Company estimates that of that amount (i) $1,000,000 will be for pre-assembled finished goods inventory from subcontractors, (ii) $250,000 for sales and marketing forces, (iii) $250,000 for professional fees and (iv) $500,000 for other operating expenses, such as payroll, rent and office expenses.

         Our Company has no assured available financial resources to meet its March 31, 2001 working capital deficit of $843,699 and future operating costs.

         Our Company is seeking additional equity capital from private and public offerings. There is no assurance, that our Company will be able to raise such additional capital during the next 12 months. If our Company is unable to obtain the necessary additional capital, our Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations.

         The management of our Company has taken the following steps to improve its cash flow:

         (a) On January 31, 2001, our Company, entered into a factoring agreement. The agreement expires on January 31, 2002 or until terminated by either party with proper notice given as defined. Our Company has assigned substantially all of its accounts receivable to the factor, typically on a recourse basis. Our Company may request advances up to 75% of the eligible receivables. The factor charges our Company a commission equal to .0667% per day for each uncollected receivable from the invoice date to the payment date of such invoice, plus interest on advanced funds equal to the greater of 10% or the interest publicly announced by Citibank N. A., plus 2%. Obligations due to the factor under the factoring agreement are collateralized by "receivables", as defined. At March 31, 2001, $43,151 is due to factor.

         (b) On March 19, 2001, we entered into an Equity Line of Credit Agreement. Pursuant to the equity line of credit, an institutional investor agreed, if requested by the Company, to purchase up to $5 million of our debentures. The debentures are convertible into shares of our Common Stock at a conversion price equal to a 20% discount of the market price of such stock, as defined in the agreement. The timing of each sale and the number of debentures to be sold is at our discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that our Company can request under any individual sale is subject to the average trading volume of our Common Stock for the preceding 40-day trading period. The maximum term of the equity line of credit is two years from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell Common Stock or Common Stock equivalents, all assets, merge or enter into certain other transactions. There were no amounts outstanding on the equity line of credit at March 31, 2001.

         (c) On March 19, 2001, our Company also entered into Securities Purchase Agreement with third-party investors and a Placement Agent Agreement to provide up to $250,000 less certain fees and expenses of the placement agent by the issuance of convertible debentures. The debentures bear interest at 6% per year and convert into our Company's common stock as defined. In connection with the issuance of such debentures, the difference between the conversion price and the fair value of the common stock to which the debentures are convertible, multiplied by the number of shares into which the debt is convertible at the issuance date of the debt or the date at which the debentures become convertible will be recorded as intrinsic value of the benefical conversion feature and charged to interest expense in our Company's statement of operations. Such amounts may be material to our Company's 2001 financial statements. Through May 18, 2001, our Company issued debentures of $95,000 from which our Company received net proceeds of approximately $65,000. There were no debentures outstanding at March 31, 2001. The debenture holders are entitled to convert all or part of the principal amount plus accrued interest into shares of our Company's Common Stock equal to either (a) an amount equal to 120% of the closing bid price of our Company's Common Stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest three closing bid prices of our Company's Common Stock for the 10 days immediately preceding the date of conversion of the debenture. Our Company is obligated to register the resale of the conversion shares under the Securities Act of 1933. The debentures are subordinate and junior in right of payment to all accounts payable of our Company incurred in the ordinary course of business and/or bank debt of our Company not to exceed $250,000. Our Company has the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures upon the five-year anniversary of the debenture issuance.

PART II


ITEM 1.       LEGAL PROCEEDINGS

         The officers and directors of our Company believe that to the best of their knowledge, neither our Company nor any of its officers and Directors are parties to any legal proceeding or litigation. Further, the officers and directors know of no threatened or contemplated legal proceedings or litigation.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ending March 31, 2001 the company issued 126,000 shares of its common stock pursuant to a consulting services agreement for venture capital amounting to $88,591.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.       EXHIBITS

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "Commission"), Commission File No. 333-3074 on April 1, 1996 and declared effective by the Commission on August 16, 1996.

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

4.1                 Specimen certificate for Common Stock

4.2                 Specimen certificate for Class A Redeemable Warrant

4.3                 Specimen certificate for Class B Redeemable Warrant

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Form 10-K Annual Report for the period ended December 31, 1997:

NUMBER              DOCUMENT

99.1                Stock Purchase Agreement

99.2                Employment Agreement with Fred Schmidt

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Form 10-K Annual Report for the period ended December 31, 1998:

NUMBER              DOCUMENT

3.3                 Amended Articles of Incorporation dated December 31, 1997

3.4                 Amended Articles of Incorporation dated April 15, 1998

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Form 8-K Report filed with the Commission, Commission file #333-3074, on December 3, 1999:

2.01                Acquisition Agreement and Exhibits attached thereto.

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Post-Effective Amendment 2 to Form S-1 Registration Statement filed with the Commission on April 3, 2000:

NUMBER              DOCUMENT

10.1 March 14, 2000 Consulting Agreement between Nexland S.A. and the Company

10.2 November 17, 1999, Mutual Non-Competition Agreement between Nexland S.A. and the Company

10.3 November 17, 1999, Co-Operation Agreement between Smerwick, Ltd. and the Company

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Form 8-K filed with the Commission, Commission file #333-3074, on May 12, 2000:

10.4                Employment Contract of Enrique Dillon

10.5                Employment Contract of Martin Dell'Oca

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Form 10-K filed with the Commission on May 14, 2001.

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

DATED:   MAY 23, 2001                      NEXLAND, INC.

                                           By:      /s/ Martin Dell'Oca
                                                ------------------------------
                                                    Martin Dell'Oca