Form 10-Q
period 2001-06-30
NEXLAND INC
filed 2001-08-14
CIK 1011722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. 333-3074

                                  NEXLAND, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          37-1356503
            --------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


1101 BRICKELL AVENUE, NORTH TOWER, SUITE 200,                   33131
 MIAMI, FLORIDA
------------------------------------------------               --------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:          (305-358-7771)
---------------------------------------------------          --------------


(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)      has been subject to such filing  requirements  for the past 90 days
         [X] Yes [ ] No

As of August 10, 2001, there were 36,153,385 shares outstanding of the issuer's common stock.

PART I


FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                          NEXLAND, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001

FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited)
    and December 31, 2000...................................................  5

    Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 and the six months ended
    June 30, 2001 and 2000 (Unaudited)....................................... 6

    Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)................................. 7

    Notes to Condensed Consolidated Financial Statements....................8-9

NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                     ASSETS
                                     ------
                                                                          JUNE 30,              DECEMBER 31,
                                                                            2001                    2000*
                                                                        -----------             ------------
          Current assets:
               Cash                                                           $  66,067                $  59,523
               Accounts receivables                                              90,776                  119,131
               Inventory                                                        139,072                   75,949
                                                                              -----------              -----------
                   Total current assets                                         295,915                  254,603
                                                                              -----------              -----------


          Property and equipment, net                                            38,265                   32,072
                                                                              -----------              -----------
          Other assets:
               Deposits and other assets                                         33,110                   30,000
                                                                              -----------              -----------
                   Total other assets                                            33,110                   30,000
                                                                              -----------              -----------
                   Total assets                                               $ 367,290                $ 316,675
                                                                              ===========              ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
                         -------------------------------------

          Current liabilities:
               Accounts payable                                                $ 237,821               $  56,876
               Accrued professional fees                                         209,686                 219,194
               Accrued expenses                                                  183,987                  73,424
               Due to related party supplier                                     577,178                 401,819
               Other liabilities                                                  97,356                  97,356
                                                                              -----------              -----------
                   Total current liabilities                                   1,306,028                 848,669
                                                                              -----------              -----------

          Long-term debt                                                         255,000                       -
                                                                              -----------              -----------
                   Total liabilities                                           1,561,028                 848,669
                                                                              -----------              -----------
          Stockholders' deficit:
               Preferred stock, $0.0001 par value; 10,000,000 shares
                 authorized; no shares outstanding                                     -                       -
               Common stock, $0.0001 par value; 50,000,000 shares
                 authorized; 36,153,385 and 36,027,368 shares
                 issued and outstanding, respectively                              3,617                   3,603
               Additional paid-in capital                                      3,467,557               3,001,613
               Unearned compensation                                            (208,338)               (333,336)
               Accumulated deficit                                            (4,456,574)             (3,203,874)
                                                                              -----------              -----------
                   Total stockholders' deficit                                (1,193,738)               (531,994)
                                                                              -----------              -----------
                   Total liabilities and stockholders' deficit                $  367,290               $ 316,675
                                                                              ===========              ===========




*Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)





                                                            FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                                    JUNE 30,
                                                            --------------------------                   ------------------------
                                                           2001                  2000                  2001                 2000
                                                           ----                  ----                  ----                 ----

  Sales                                                  $ 777,473             $ 241,270           $ 1,535,171            $ 440,880

  Cost of sales                                            382,851                91,463               824,484              177,195
                                                        -----------          ------------          ------------         ------------

  Gross profit                                             394,622               149,807               710,687              263,685
                                                        -----------          ------------          ------------         ------------
  Operating expenses:
       Selling, general and administrative               1,068,061             1,504,786             1,881,601            2,035,544
       Depreciation                                          3,035                 1,274                 5,651                2,114
                                                        -----------          ------------          ------------         ------------
           Total operating expenses                      1,071,096             1,506,060             1,887,252            2,037,658
                                                        -----------          ------------          ------------         ------------

  Loss from operations                                    (676,474)           (1,356,253)           (1,176,565)          (1,773,973)
                                                        -----------          ------------          ------------         ------------
  Other income (expense):
       Interest expense                                    (70,580)               (5,536)              (76,135)             (11,072)
                                                        -----------          ------------          ------------         ------------
           Total other income (expense)                    (70,580)               (5,536)              (76,135)             (11,072)
                                                        -----------          ------------          ------------         ------------

  Net loss                                              $ (747,054)          $(1,361,789)          $(1,252,700)         $(1,785,045)
                                                        ===========          ============          ============         ============






  Net loss per common share, basic and diluted             $ (0.03)              $ (0.04)              $ (0.03)             $ (0.05)
                                                        ===========          ============          ============         ============


  Weighted-average number of common shares              36,100,189            34,457,472            36,153,385            34,293,178
                                                        ===========          ============          ============         ============


            See notes to condensed consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                          --------------------------------------

                                                                                              2001                      2000
                                                                                          -----------              ------------
         Cash flows from operating activities:
             Net loss                                                                    $ (1,252,700)           $ (1,785,045)
             Adjustments to reconcile net loss to net cash used in
               operating activities:
                 Compensation expenses in connection with:
                      Employment agreement                                                    124,998                  41,666
                      Severance                                                                     -               1,125,000
                      Stock options issued                                                    214,854                       -
                 Contributed research and development services                                127,636                       -
                 Common stock issued for services                                              88,591                 378,929
                 Interest expense on convertible debentures                                    76,819                       -
                 Provision for bad debts                                                       16,681                       -
                 Provision for inventory obsolecense                                           45,307                       -
                 Depreciation expense                                                           5,644                   2,114
                 (Increase) decrease in:
                      Accounts receivable                                                      11,674                 (46,858)
                      Inventory                                                              (108,430)               (116,891)
                      Deposits and other assets                                                (3,110)                (30,000)
                 (Decrease) increase in:
                      Accounts payable                                                        180,945                 322,045
                      Accrued professional fees                                                (9,508)                      -
                      Accrued expenses                                                        110,564                       -
                      Due to related party supplier                                           175,359                       -
                                                                                             ---------               ---------
         Net cash used in operating activities                                               (194,676)               (109,040)
                                                                                             ---------               ---------

         Cash flows from investing activities:
             Purchase of property and equipment                                               (11,837)                (17,046)
                                                                                             ---------               ---------
         Net cash used by investing activities                                                (11,837)                (17,046)
                                                                                             ---------               ---------


         Cash flows from financing activities:
             Proceeds from exercise of warrants and options                                        17                 160,000
             Proceeds from issuance of convertible debentures                                 255,000                       -
             Costs on issuance of convertible debentures                                      (41,960)                     -
                                                                                             ---------               ---------
         Net cash provided by financing activities                                           213,057                 160,000
                                                                                             ---------               ---------


         Net increase in cash                                                                   6,544                  33,914


         Cash, beginning of period                                                            59,523                   4,231
                                                                                             ---------               ---------

         Cash, end of period                                                                $ 66,067                $ 38,145
                                                                                            ----------              ----------
         Supplemental cash flow disclosure:
             Interest paid                                                                  $        -              $        -
                                                                                            ----------              ----------
             Taxes                                                                          $        -              $        -
                                                                                            ----------              ----------

NOTE 1 -  FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X.

In the opinion of management, all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Company's Form 10-K.

It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of the Company for the year ended December 31, 2000 were prepared on a going-concern basis. For the year ended December 31, 2000, the Company incurred a net annual loss of $2,876,244 and had deficits of $3,203,874. These losses raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that resources available from private and public sources in 2001 will ensure the continuation of the operations of the Company.


NOTE 2 - EARNINGS PER SHARE

Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and dilutive options and warrants outstanding. All outstanding options and warrants have an anti-dilutive effect and are excluded from the calculation.


NOTE 3 - FACTORING ARRANGEMENTS

On January 31, 2001, the Company entered into a factoring agreement. The agreement expires on January 31, 2002 or until terminated by either party with proper notice given as defined. The Company has assigned substantially all of its accounts receivable to the factor, typically on a recourse basis. The Company may request advances up to 75% of the eligible receivables. The factor charges the Company a commission equal to 0.0667% per day for each uncollected receivable from the invoice date to the payment date of such invoice, plus interest of approximately 10%.


NOTE 4 - CONVERTIBLE DEBENTURES

The Company sold $255,000 of 6% convertible debentures in the three months ended June 30, 2001 through a Private Placement Agreement under Regulation D. The net proceeds after costs incurred was $213,040. The intrinsic value of the beneficial conversion feature was recorded as a non-cash charge of $76,819 to interest expense and a corresponding credit to the additional paid in capital of the Company.

NOTE 5 - LINE OF CREDIT AGREEMENT

The Company entered into a line of credit agreement where an institutional investor agreed to purchase $5 million of convertible debentures, if requested by the Company. At June 30, 2001, the Company had made no requests and no debentures had been issued.


NOTE 6 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2001 the Company issued 126,000 shares of its common stock pursuant to a consulting services agreement relating to capital investment. The Company recorded a non-cash charge to consulting fees, based on the then market value of the common stock, of $88,591.


NOTE 7 - STOCK OPTIONS

During the six months ended June 30, 2001, the Company granted options to purchase 450,000 shares of the Company's common stock to certain employees of the Company. The Company also granted 666,179 options during the six-month ended June 30, 2001 to certain consultants. The weighted average fair value of options granted during the six months ended June 30, 2001, is estimated on the date of the grant, using an option-pricing model for public companies. The weighted average grant-date fair value was $0.35 for options whose exercise price was equal to the market price on the date of the grant. All options granted have an exercise price equal to the market price on the date of grant.

The Company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting For Stock-Based Compensation," and has recorded a non-cash charge of $214,854 to professional fees.

The fair value of each option is estimated on the date of grant using the fair value-pricing model with the assumption:

                 Risk-free interest rate                6.0%
                 Expected life (years)                  various
                 Expected volatility                    various
                 Expected dividends                     None

Had the compensation expense for the employee stock options been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss for the six months ended June 30, 2001, would have been increased by $186,000.

The Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


                                                                  June 30, 2001
                                                            --------------------
      Net loss
          As reported                                                (1,252,700)
          Pro forma                                                  (1,438,700)

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


CHANGES IN THE NUMBER OF EMPLOYEES

         We currently have twelve (12) employees in Miami and nine (9) in Canada. If our Company is successful in increasing its sales level or in raising significant new capital, we anticipate hiring twelve (12) additional personnel during the remainder of 2001. We believe that these personnel will be adequate to accomplish the tasks set forth in our plan.


MANAGEMENT'S DISCUSSION AND ANALYSIS


         RESULTS OF OPERATIONS


                FOR THE THREE-MONTH AND SIX-MONTHS PERIODS ENDED JUNE 30, 2001 AND 2000

         (1) REVENUES. For the three and six month ended June 30, 2001, our Company had $777,473 and $1,535,171 in revenue consisting of sales of 6,398 and 10,927 units of Internet access "hardware routers" for small office and home users. During the three and six months ended June 30, 2000, our Company had sales of $241,270 and $440,880 from the sale of 1,092 and 1,855 units. During the three and six months ended June 30, 2001, our average selling price per unit was $122 and $141. The increase on the average selling price is due to higher selling prices on the some of our new Internet access hardware routers.

         (2) COST OF SALES. Cost of sales for the three and six months ended June 30, 2001 was $382,851 and $824,484, as compared to $91,463 and $177,195 for the same periods in 2000. Cost of sales consisted substantially of the purchase price and in-bound freight of pre-assembled finished goods inventory from subcontractors in Taiwan, Republic of China. In June 2001, the Company recorded a $45,307 non-cash charge to reserve for inventory obsolescence. During the three and six months ended June 30, 2001, our average purchase cost per unit decreased by $24 and $20 per unit as compared to the same periods in 2000.

         (3) GROSS PROFIT. The gross profit of our products was approximately 51% and 46% for the three and six months ended June 30, 2001, as compared to 62% and 60% for the same periods in 2000. The decrease in the gross profit is attributable to lower sales prices given to large volume customers. Our Company expects pricing pressures from our competition, but we believe that we will continue to lower our cost procurement from subcontractors by obtaining the benefits of lower product costs through volume purchases. We expect the gross margin to be smaller in the near future.

         (4) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. THREE MONTHS ENDED JUNE 30, 2001 and 2000. Selling, general and administrative expenses increased to $1,068,061 for the three months ended June 30, 2001 as compared to $1,504,786 for the three months ended June 30, 2000. The decrease of $436,725 is primarily the result of 500,000 shares of common stock valued at $1,125,000, issued to our former Chief Executive Officer in consideration of the termination of his employment agreement on June 30, 2000 and a consulting expense of $46,000. During this period, our payroll costs increased by $188,000, professional fees increased by $100,500, and commission fees increased to $77,000. During this period, we had three transactions that resulted in non-cash expenditures by our Company. A company controlled by one of our principal shareholders incurred research and development costs on our behalf for the further development of our Internet access hardware routers. In this connection, we recorded as a capital contribution $127,736, which represents the actual costs incurred by this company on our behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. We have no formal agreement with this company and we are in the preliminary phase of evaluating the acquisition of this company during the next 12 months. During the comparable period in 2000, our Company did not incur any research and development costs, since we purchased ready-to-sell finished goods inventory. In addition, our Company recorded an increase in the charge of $20,500 in connection with the issuance of common stock to our Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. Lastly, we issued 666,179 options to consultants, recording a charge of $214,854. Our Company expects to increase its selling, general and administrative in the future in proportion to our Company's anticipated growth in sales.

         SIX MONTHS ENDED JUNE 30, 2001 AND 2000. Selling, general and administrative expenses decreased to $1,881,601 for the six months ended June 30, 2001 as compared to $2,035,544 for the six months ended June 30, 2000. The decrease of $153,943 is primarily the result of 500,000 shares of common stock valued at $1,125,000, issued to our former Chief Executive Officer in consideration of the termination of his employment agreement on June 30, 2000, a consulting expense of $139,000 and a penalty of $240,000 for the late filing of our S-1 Registration Statement. Our payroll costs increased by $364,000, professional fees increased by $209,000, commission fees increased to $115,000, and rent and other office expenses decreased by $27,000. During this period, we had three transactions that resulted in non-cash expenditures by our Company. A company controlled by one of our principal shareholders incurred research and development costs on our behalf for the further development of our Internet access hardware routers. We recorded as a capital contribution $127,636, which represents the actual costs incurred by this company on our behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. We have no formal agreement with this company and we are in the preliminary phase of evaluating the acquisition of this company during the next 12 months. During the comparable period in 2000, our Company did not incur any research and development costs, since we purchased ready-to-sell finished goods inventory. In addition, our Company recorded a charge of $125,000 in connection with the issuance of common stock to our Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. Our Company issued 126,000 shares of our common stock to a consultant for services and recorded a noncash transaction of $88,591. Lastly, we issued 666,179 options to consultants, recording a charge of $214,854. Our Company expects to increase its selling, general and administrative in the future in proportion to our Company's anticipated growth in sales.


LIQUIDITY AND CAPITAL RESOURCES.

         Since inception, our Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. Our Company's net cash used in operating activities for the six months ended June 30, 2001 was ($194,676), compared to cash used in operating activities of ($109,040) for the six months ended June 30, 2000, a decrease of $85,636. This decrease resulted from increases in our Company's net loss, which included non-cash charges of (i) $124,998 for compensation in connection with an employment agreement, (ii) $214,854 for compensation to consultants with options, (iii) $127,636 for contributed research and development services (iv) $88,591 for expenses paid by issuance of common stock to a consultant and increases in receivables and inventories, offset by increases in accounts payable, accrued professional fees and expenses, and due to related party supplier. These increases resulted from the expansion of our Company's operations.

         Our Company's net cash provided by financing activities for the six months period ended June 30, 2001 was $213,057 resulting from proceeds received from the issuance of debentures. The company sold $255,000 debentures with net proceeds of $213,040 after legal and consulting fees. Our Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory and pay other operating expenses. Although our Company cannot accurately predict the precise timing of its future capital, we estimate that we will need to expend approximately $2,000,000, within the next twelve months. Our Company estimates that of that amount (i) $1,000,000 will be for pre-assembled finished goods inventory from subcontractors, (ii) $250,000 for sales and marketing forces, (iii) $250,000 for professional fees and (iv) $500,000 for other operating expenses, such as payroll, rent and office expenses.

         Our Company has no assured available financial resources to meet its June 30, 2001 working capital deficit of $1,193,738 and future operating costs.

         Our Company is seeking additional equity capital from private and public offerings. There is no assurance that our Company will be able to raise such additional capital during the next 12 months. If our Company is unable to obtain the necessary additional capital, our Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations.

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

         The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell common stock or common stock equivalents, all assets, merge or enter into certain other transactions. There were no amounts outstanding on the equity line of credit at June 30, 2001.

                  (c) On March 19, 2001, our Company also entered into a Securities Purchase Agreement with third-party investors and a Placement Agent Agreement to provide up to $250,000 less certain fees and expenses of the placement agent by the issuance of convertible debentures. The debentures bear interest at 6% per year and convert into our Company's common stock. In connection with the issuance of such debentures, the difference between the conversion price and the fair value of the common stock to which the debentures are convertible, multiplied by the number of shares into which the debt is convertible at the issuance date of the debt are recorded as intrinsic value of the beneficial conversion feature and charged to interest expense in our Company's statement of operations. We recorded $76,819 of interest expense at June 30, 2001. Through June 30, 2001, our Company issued debentures of $255,000 from which our Company received net proceeds of approximately $213,040. The debenture holders are entitled to convert all or part of the principal amount plus accrued interest into shares of our Company's common stock equal to either
(a) an amount equal to 120% of the closing bid price of our Company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest six closing bid prices of our Company's common stock for the 10 days immediately preceding the date of conversion of the debenture. Our Company is obligated to register the resale of the conversion shares under the Securities Act of 1933, as amended. The debentures are subordinate and junior in right of payment to all accounts payable of our Company incurred in the ordinary course of business and/or bank debt of our Company not to exceed $250,000. Our Company has the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures upon the five-year anniversary of the debenture issuance.

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


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between April and June 2001, our Company issued debentures of $255,000 from which our Company received net proceeds of aproximately $195,540. The debenture holders are entitled to convert all or part of the principal amount plus accrued interest into shares of our Company's common stock equal to either
(a) an amount equal to 120% of the closing bid price of our Company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest three closing bid prices of our Company's common stock for the 10 days immediately preceding the date of conversion of the debenture. Our Company is obligated to register the resale of the conversion shares under the Securities Act of 1933. The debentures are subordinate and junior in right of payment to all accounts payable of our Company incurred in the ordinary course of business and/or bank debt of our Company not to exceed $250,000. Our Company has the right to require the debenture holders to convert any unpaid principal and and accrued interest on the debentures upon the five-year anniversary of the debenture issuance.


         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 ACT"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our Company so as to make an informed investment decision. More specifically each purchaser signed a written subscription agreement with respect to their financial status and investment sophistication in which they represented and warranted, among other things, that they had:

        o the ability to bear the economic risks of an investment in the shares of common stock of our Company;

        o a certain net worth sufficient to meet the suitability standards of our Company; and

        o been provided with all material information requested by the purchaser or his or her representatives, and been provided an opportunity to ask questions of and receive answers from our Company concerning our Company and the terms of the offering.

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

99.2                Employment Agreement with Fred Schmid.

         The following documents are incorporated herein by reference from the Registrant's Form 10-K Annual Report for the period ended December 31, 1998:

3.3                 Amended Articles of Incorporation dated December 31, 1997.

3.4                 Amended Articles of Incorporation dated April 15, 1998.

         The following documents are incorporated herein by reference from the Registrant's Post Effective Amendment 1 to Form S-1 Registration Statement filed with the Commission, Commission file #333-3074 on June 17,1998 and declared effective by the Commission June 19,1998:

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

10.4                Employment Contract of Enrique Dillon.

10.5                Employment Contract of Martin Dell'Oca.

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Form 10-K filed with the Commission on May 14, 2001:

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

DATED:   AUGUST 10, 2001                         NEXLAND, INC.

                                                 By:     /s/ Martin Dell'Oca
                                                       -------------------------
                                                         Martin Dell'Oca