Form 10-Q/A
period 2001-06-30
NEXLAND INC
filed 2001-08-29
CIK 1011722

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

The consolidated financial statements of the Company for the year ended December 31, 2000 were prepared on a going-concern basis. For the year ended December 31, 2000, the Company incurred a net annual loss of $2,876,244 and had deficits of $3,203,874. These losses raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that resources will be available from private and public sources in 2001 to continue the marketing of the Company's Internet sharing devices.


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

NOTE 5 - LINE OF CREDIT AGREEMENT

The Company entered into a line of credit agreement where an institutional investor agreed to purchase $5 million of common stock, if requested by the Company.

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

         (4) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. THREE MONTHS ENDED JUNE 30, 2001 and 2000. Selling, general and administrative expenses decreased to $1,068,061 for the three months ended June 30, 2001 as compared to $1,504,786 for the three months ended June 30, 2000. The decrease of $436,725 is primarily the result of 500,000 shares of common stock valued at $1,125,000, issued to our former Chief Executive Officer in consideration of the termination of his employment agreement on June 30, 2000 and a consulting expense of $46,000. During this period, our payroll costs increased by $188,000, professional fees increased by $100,500, and commission fees increased to $77,000. During this period, we had three transactions that resulted in non-cash expenditures by our Company. A company controlled by one of our principal shareholders incurred research and development costs on our behalf for the further development of our Internet access hardware routers. In this connection, we recorded as a capital contribution $127,636, which represents the actual costs incurred by this company on our behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. We have no formal agreement with this company and we are in the preliminary phase of evaluating the acquisition of this company during the next 12 months. During the comparable period in 2000, our Company did not incur any research and development costs, since we purchased ready-to-sell finished goods inventory. In addition, our Company recorded an increase in the charge of $20,500 in connection with the issuance of common stock to our Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. Lastly, we issued 666,179 options to consultants, recording a charge of $214,854. Our Company expects to increase its selling, general and administrative in the future in proportion to our Company's anticipated growth in sales.

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


LIQUIDITY AND CAPITAL RESOURCES.

         Since inception, our Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. Our Company's net cash used in operating activities for the six months ended June 30, 2001 was ($194,676), compared to cash used in operating activities of ($109,040) for the six months ended June 30, 2000, a increase of $85,636. This decrease resulted from increases in our Company's net loss, which included non-cash charges of (i) $124,998 for compensation in connection with an employment agreement, (ii) $214,854 for compensation to consultants with options, (iii) $127,636 for contributed research and development services (iv) $88,591 for expenses paid by issuance of common stock to a consultant and increases in receivables and inventories, offset by increases in accounts payable, accrued professional fees and expenses, and due to related party supplier. These increases resulted from the expansion of our Company's operations.

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

                  (b) On March 19, 2001, we entered into an Equity Line of Credit Agreement. Pursuant to the equity line of credit, an institutional investor agreed, if requested by the Company, to purchase up to $5 million of our common stock at 80% of the lowest closing bid price of our Company's common stock on the Over-the-Counter Bulletin Board for the 10 days immediately following the notice date. The timing of each sale and the number of shares of common stock to be sold is at our discretion, subject to various conditions. The dollar amount that our Company can request under any individual sale is subject to the average trading volume of our common stock for the preceding 40-day trading period. The maximum term of the equity line of credit is two years from the date of the agreement.

         The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell common stock or common stock equivalents, all assets, merge or enter into certain other transactions. There were no amounts outstanding on the equity line of credit at June 30, 2001.

                  (c) On March 19, 2001, our Company also entered into a Securities Purchase Agreement with third-party investors and a Placement Agent Agreement to provide up to $250,000 less certain fees and expenses of the placement agent by the issuance of convertible debentures. The debentures bear interest at 6% per year and convert into our Company's common stock. In connection with the issuance of such debentures, the difference between the conversion price and the fair value of the common stock to which the debentures are convertible, multiplied by the number of shares into which the debt is convertible at the issuance date of the debt are recorded as intrinsic value of the beneficial conversion feature and charged to interest expense in our Company's statement of operations. We recorded $76,819 of interest expense at June 30, 2001. Through June 30, 2001, our Company issued debentures of $255,000 from which our Company received net proceeds of approximately $213,040. The debenture holders are entitled to convert all or part of the principal amount plus accrued interest into shares of our Company's common stock equal to either
(a) an amount equal to 120% of the closing bid price of our Company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest three closing bid prices of our Company's common stock for the 10 days immediately preceding the date of conversion of the debenture. On August 7, 2001, our Company filed a registration statement registering 13,000,000 shares of our Company's common stock for the equity line of credit investor and the debenture holders. The debentures are subordinate and junior in right of payment to all accounts payable of our Company incurred in the ordinary course of business and/or bank debt of our Company not to exceed $250,000. Our Company has the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures upon the five-year anniversary of the debenture issuance.

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


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between April and June 2001, our Company issued debentures of $255,000 from which our Company received net proceeds of aproximately $213,040. The debenture holders are entitled to convert all or part of the principal amount plus accrued interest into shares of our Company's common stock equal to either
(a) an amount equal to 120% of the closing bid price of our Company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest three closing bid prices of our Company's common stock for the 10 days immediately preceding the date of conversion of the debenture. On August 7, 2001, our Company filed a registration statement registering 13,000,000 shares of our Company's common stock for the equity line of credit investor and the debenture holders. The debentures are subordinate and junior in right of payment to all accounts payable of our Company incurred in the ordinary course of business and/or bank debt of our Company not to exceed $250,000. Our Company has the right to require the debenture holders to convert any unpaid principal and and accrued interest on the debentures upon the five-year anniversary of the debenture issuance.


         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 ACT"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our Company so as to make an informed investment decision. More specifically each purchaser executed the Securities Purchase Agreement in which they represented and warranted, among other things, that they had:

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  (a)  EXHIBITS

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

10.13               Securities  Purchase Agreement dated March 19, 2001, between
                    the   investors   on  Schedule  I  attached   thereto   (the
                    "Investors") and the Company.

10.14 Registration Rights Agreement dated March 19, 2001, between the Investors and the Company.

10.15 Placement Agent Agreement dated March 19, 2001, between May Davis Group, Inc. ("May Davis") and the Company.

10.16 Escrow Agreement dated March 19, 2001, between May Davis, the Company and First Union National Bank.

     (b)            REPORTS ON FORM 8-K.

                    On July 5, 2001, the Registrant filed a Form 8-K reporting an Item 4. Change in Registrant's Certifying Accountant. On July 18, 2001, the Registrant filed a Form 8-K/A reporting an amendment to Item 4. Change in Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   AUGUST 29, 2001                         NEXLAND, INC.

                                                 By:     /s/ Martin Dell'Oca
                                                       -------------------------
                                                         Martin Dell'Oca