Form 10-Q
period 2001-09-30
NEXLAND INC
filed 2001-11-14
CIK 1011722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                For the quarterly period ended September 30, 2001

 [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. 333-3074

                                  NEXLAND, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                     37-1356503
                    --------                                     ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
                or organization)                          Identification Number)


1101 BRICKELL AVENUE, NORTH TOWER, SUITE 200, MIAMI, FLORIDA          33131
------------------------------------------------------------          -----
         (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code:      (305-358-7771)


(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)   has been subject to such filing  requirements for the past 90 days [X] Yes
      [ ] No

      As of November 12, 2001, there were 36,153,385 shares outstanding of issuer's common stock.

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

                          NEXLAND, INC. AND SUBSIDIARY

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                            FOR THE NINE MONTH PERIOD
                            ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


         Financial Statements:

                Condensed Consolidated  Balance Sheets at September 30, 2001
                (Unaudited) and December 31, 2000..............................5

                Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 (Unaudited)..................6

                Condensed  Consolidated  Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited)...........7

         Notes to Condensed Consolidated Financial Statements................8-9

NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------


                           ASSETS
                                                 September 30,      December 31,
                                                     2001               2000*
                                                 -------------      ------------
    Current assets:
        Cash                                      $    97,584        $   59,523
        Accounts receivables                          130,160           119,131
        Inventory                                     216,137            75,949
        Advance to related party supplier             553,000                 -
                                                     --------          --------
           Total current assets                       996,881           254,603
                                                     --------          --------

    Property and equipment, net                        38,832            32,072
                                                      -------           -------
    Other assets:
        Deposits and other assets                      32,995            30,000
                                                      -------           -------
           Total other assets                          32,995            30,000
                                                      -------           -------
           Total assets                           $ 1,068,708         $ 316,675
                                                 ============         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

    Current liabilities:
        Accounts payable                         $  281,124           $  56,876
        Accrued professional fees                   242,955             219,194
        Accrued expenses                            287,435              73,424
        Due to related party supplier               566,191             401,819
        Loan payable                                702,000                   -
        Other liabilities                            97,356              97,356
                                                    -------             -------

           Total current liabilities              2,177,061             848,669
                                                 ----------            --------
    Long-term debt                                  255,000                   -
                                                 ----------            --------

           Total liabilities                      2,432,061             848,669
                                                 ----------            --------

    Stockholders' deficit:

        Preferred stock, $0.0001 par value;
          10,000,000 shares authorized; no
          shares outstanding                              -                   -
        Common stock, $0.0001 par value;
          50,000,000 shares authorized;
          36,153,385 and 36,027,368 shares
          issued and outstanding, respectively        3,617               3,603
        Additional paid-in capital                3,692,668           3,001,613
        Unearned compensation                      (145,839)           (333,336)
        Accumulated deficit                      (4,913,799)         (3,203,874)
                                                -----------          ----------
           Total stockholders' deficit           (1,363,353)           (531,994)
                                                -----------          -----------
           Total liabilities and stockholders'
             deficit                            $ 1,068,708           $ 316,675
                                                ===========          ===========

Note: * The balance sheet at December 31, 2000 has been derived from the audited fial statements at that date but does not include all of the information aotnotes required by generally accepted accounting principles for complete fial statements.



            See notes to condensed consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                           For the three months ended  For the nine months ended
                                   September 30,             September 30,
                           --------------------------  -------------------------
                             2001             2000        2001          2000

 Sales                      $  739,847     $ 319,574   $ 2,275,018   $ 760,454

 Cost of sales                 285,647       144,909     1,110,131     322,104
                            -----------    ----------  -----------    --------

 Gross profit                  454,200       174,665     1,164,887     438,350
                            -----------    ----------  -----------    --------
 Operating expenses:
    Selling, general and
    administrative             903,731       743,239     2,785,332   2,778,776
    Depreciation                 4,266         1,500         9,917       3,614
                            ----------     ----------    ---------   ---------
       Total operating
        expenses               907,997       744,739     2,795,249   2,782,390
                            ----------     ----------    ---------   ---------

 Loss from operations         (453,797)      (570,074)  (1,630,362) (2,344,040)
                            ----------     ----------   ----------  ----------

 Other income (expense):
   Interest expense             (3,428)        (5,400)     (79,563)    (16,472)
                            ----------     ----------  -----------  -----------
       Total other income
       (expense)                (3,428)        (5,400)     (79,563)    (16,472)
                            ----------     ----------  -----------  ----------

    Net loss                $ (457,225)    $ (575,474) $(1,709,925)$(2,360,512)
                            ==========     ==========  ===========  ==========


    Net loss per common
    share, basic and
    diluted                 $   (0.01)     $   (0.01)  $     (0.05)    $ (0.07)
                            =========      =========   ===========  ===========

    Weighted-average
    number of common
    shares                  36,153,385    35,079,382    36,117,923   34,558,126
                            ==========    ==========    ==========  ===========



            See notes to condensed consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                    For the nine months ended
                                                            September 30,
                                                    ----------------------------
                                                        2001          2000
   Cash flows from operating activities:

      Net loss                                      $ (1,709,925)  $ (2,265,512)
      Adjustments to reconcile net
        loss to net cash used in
        operating activities:
          Compensation expenses in connection with:
              Employment agreement                       187,497        104,165
              Severance                                        -      1,125,000
              Stock options issued                       424,854              -
          Contributed research and development
          services                                       142,747        199,000
          Common stock issued for services                88,590        378,929
          Interest expense on convertible debentures      76,819
          Provision for bad debts                         21,623              -
          Provision for inventory obsolecense             44,034              -
          Depreciation expense                             9,917          3,614
          (Increase) decrease in:
              Accounts receivable                        (32,652)       (78,992)
              Inventory                                 (184,222)       (99,300)
              Deposits and other assets                 (555,995)       (45,000)
          (Decrease) increase in:
              Accounts payable and accrued expenses      626,394        483,881
                                                        --------       --------
   Net cash used in operating activities                (860,319)      (194,215)
                                                        --------      ---------
   Cash flows from investing activities:
      Purchase of property and equipment                 (16,677)       (26,375)
                                                        --------       --------
   Net cash used by investing activities                 (16,677)       (26,375)
                                                        --------       --------
   Cash flows from financing activities:
      Loan proceeds                                     702,000              -
      Proceeds from exercise of warrants and options         17        304,844
      Proceeds from issuance of convertible debentures  255,000              -
      Costs on issuance of convertible debentures       (41,960)             -
                                                        --------            --
   Net cash provided by financing activities            915,057        304,844
                                                        --------      --------
   Net increase in cash                                  38,061         84,254

   Cash, beginning of period                             59,523          4,231
                                                        --------      --------
   Cash, end of period                                 $ 97,584       $ 88,485
                                                       =========      ========

   Supplemental cash flow disclosure:
      Interest paid                                    $ 79,580       $      -
                                                       =========      ========



            See notes to condensed consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 -  FINANCIAL STATEMENTS
------------------------------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X.

In the opinion of management, all adjustments, (consisting only of normal recurring accruals), which are necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Company's Form 10-K.

It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 2 - EARNINGS PER SHARE
---------------------------

Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and dilutive options and warrants outstanding. All outstanding options and warrants have an anti - dilutive effect and are excluded from the calculation.


NOTE 3 - ADVANCES
-----------------

In September 2001, the client received $702,000 as an advance from its factor on future accounts receivable. The terms of the advance are the terms offered to the Company's other factored receivables. The Company has recorded this advance as a current liability.

The Company advanced its vendor and related party supplier in Taiwan $553,000 for the manufacture of certain quantities of product for a significant customer.


NOTE 4 - STOCK OPTIONS
----------------------

During the nine months ended September 30, 2001, the Company granted options to purchase 2,069,000 shares of the Company's common stock to certain employees of the Company. The Company also granted 1,266,179 options during the nine-month ended September 30, 2001 to certain consultants. The weighted average fair value of options granted during the six months ended June 30, 2001, is estimated on the date of the grant, using an option-pricing model for public companies. The weighted average grant-date fair value was from $0.25 to $0.45 for options whose exercise price was equal to the market price on the date of the grant. All options granted have an exercise price equal to the market price on the date of grant.

----------------------------------

The Company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting For Stock-Based Compensation," and has recorded a non-cash charge of $424,854 to professional fees.

The fair value of each option is estimated on the date of grant using the fair value-pricing model with the assumption:

               Risk-free interest rate                  6.0%
               Expected life (years)                    various
               Expected volatility                      various
               Expected dividends                       None

Had the compensation expense for the employee stock options been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss for the nine months ended September 30, 2001, would have been increased by $642,400.

The Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                        September 30, 2001
                                        ------------------

            Net loss
                As reported              $    (1,709,925)
                                         ================
                Pro forma                $    (2,352,325)
                                         ================

NOTE 5 - PRIOR PERIOD ADJUSTMENT
--------------------------------

The balance of the accumulated deficit at the end of the year ended December 31, 2000 has been restated from the balance previously reported to reflect an aggregate adjustment of $95,000 in the three months ended September 30, 2000. This adjustment is for an understatement of rent expense of $18,000 and an understatement of compensation expense of $77,000. Consequently, the net loss for the period ended September 30, 2000 has been restated to reflect this $95,000 increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENTS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This filing contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of Nexland, Inc. (the "Company"), (b) anticipated trends in our Company's industry, (c) our Company's future financing plans and (d) our Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on our Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond our Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. Our Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


GOING CONCERN

         Our Company's auditors stated that the consolidated financial statements of our Company for the years ended December 31, 2000 and December 31, 1999 were prepared on a going-concern basis. For the years ended December 31, 2000 and 1999, respectively, our Company incurred a net annual loss of $2,876,244 and $131,343, respectively, and our Company had deficits of $3,203,874 and $327,630, respectively, in the corresponding periods. These losses raise substantial doubt about the ability of our Company to continue as a going concern. Management believes that resources will be available from private and public sources in 2001 to continue the marketing of our Company's Internet sharing devices. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event our Company cannot continue in existence. Management has established plans intended to increase the sales of our Company's products. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement our business plan; however, no assurance can be given that our Company will be able to raise any additional capital.

SIGNIFICANT PLANT OR EQUIPMENT PURCHASES

         We do not currently anticipate any significant plant or equipment purchases during the next twelve months.

CHANGES IN THE NUMBER OF EMPLOYEES

         We currently have nineteen (19) employees in Miami and nine (9) in Canada. If our Company is successful in increasing its sales level or in raising significant new capital, we anticipate hiring six (6) additional personnel within the next twelve (12) months. We believe that these personnel will be adequate to accomplish the tasks set forth in our plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         FOR THE THREE-MONTH AND NINE-MONTHS PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         (1) REVENUES. For the three months ended September 30, 2001, our Company had $739,847 in revenue consisting of sales of 4,639 units of our Internet access "hardware routers" for small offices and home users as compared to $319,574 in revenue consisting of sales of 1,632 units for the three months ended September 30, 2000. During the three months ended September 30, 2001, the average selling price per unit was $159 as compared to $195 for the corresponding period in 2000. The decrease in the average selling price was due to pricing discounts given to large volume customers. For the nine months ended September 30, 2001, our Company had $2,275,018 in revenue consisting of sales of

15,566 units of our Internet access "hardware routers" as compared to $760,454 in revenue consisting of sales of 3,487 units for the nine months ended September 30, 2000. During the nine months ended September 30, 2001 and the nine months ended September 30, 2000, the average selling price per unit was $146.

         (2) COST OF SALES. For the three months ended September 30, 2001, our Company had $285,647 in cost of sales as compared to $144,909 in cost of sales for the three months ended September 30, 2000. For the nine months ended September 30, 2001, our Company had $1,110,131 in cost of sales as compared to $322,104 in cost of sales for the nine months ended September 30, 2000. The increase in cost of sales for the three months and nine months ended September 30, 2001 was due to the increase in the number of units sold.

         (3) GROSS PROFIT. For the three months ended September 30, 2001, our Company's gross profit was 61% as compared to 55% in gross profit for the three months ended September 30, 2000. The gross profit increased for the three months ended September 20, 2001 compared to the corresponding period in 2000 due to lower costs and increased pricing on our new products. For the nine months ended September 30, 2001, our Company's gross profit was 51% as compared to 58% in gross profit for the nine months ended September 30, 2000. The gross profit decreased for the nine months ended September 30, 2001 compared to the corresponding period in 2000 due to lower sales prices given to large volume customers.

         (4)    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000. Selling, general and administrative expenses increased to $903,731 for the three months ended September 30, 2001 as compared to $743,239 for the three months ended September 30, 2000. The increase of $160,492 is the result of the payroll costs increased by approximately $181,000, professional fees decreased by approximately $18,000, commissions to third parties increased approximately $43,000, and rent and other office expenses decreased by approximately $33,000. Additionally, during the same period, our Company had the following four transactions that resulted in non-cash expenditures. (1) A company controlled by one of our Company's principal shareholders incurred research and development costs on our Company's behalf for the further development of the Internet access hardware routers. In this connection, we recorded $73,000 as a capital contribution, which represents the actual costs incurred by this company on our Company's behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. We have no formal agreement with this company and we are in the preliminary phase of evaluating the acquisition of this company during the next twelve months. During the comparable period in 2000, our Company incurred approximately $199,000 of research and development costs, a decrease of approximately $126,000 from the same period in 2001. (2) Our Company recorded a charge of $62,499 in connection with the issuance of common stock to our Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement, the same as the corresponding period in 2000, making no charge for the period. (3) Our Company issued 600,000 options to consultants, recording a charge of $210,000. There was no expense for the corresponding period in 2000. (4) Our Company restated expenses for the three months ended September 2000, which includes $18,000 of accrued rent and $77,000 in connection with the reduction of warrant exercise prices. Our Company expects to increase selling, general and administrative expenses in the future in proportion to our Company's anticipated growth in sales.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000. Selling, general and administrative expenses increased to $2,785,332 for the nine months ended September 30, 2001 as compared to $2,778,776 for the nine months ended September 30, 2000. The increase of $6,556 is the result of an increase of payroll cost by $539,000, an increase of rent and other office expenses by approximately $72,000, and increase of professional fees by approximately $61,000, an increase of commissions to third parties by approximately $162,000 and an increase of insurance expense by approximately $47,000. During the nine month period ending in September 30, 2001, the Company had the following four transactions that resulted in non-cash expenditures. (1) A company controlled by one of our Company's principal shareholders incurred research and development costs on our Company's behalf for the further development of the Internet access hardware routers. Our Company recorded as a capital contribution $326,000, as compared to $199,000 for the corresponding period in 2000, an actual change of $127,000, which represents the actual costs incurred by the company on our Company's behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. Our Company has no formal agreement with this company and it is in the preliminary phase of evaluating the acquisition of this company during the next twelve months. (2) Our Company recorded a charge of $187,497 in connection with issuance of common stock to our Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. Our Company recorded an expense of $104,000 in the corresponding period in 2000, a change of $83,000 for the period. (3) Our Company issued 126,000 shares of common stock to a consultant for services rendered and recorded a non-cash transaction of $88,578. (4) Our Company issued 1,266,179 options to consultants, recording a charge of $424,854. For the nine months ended September 30, 2000, our Company had five (5) transactions that resulted in non-cash expenditures and a corresponding decrease of expenses in the comparable period in 2001: (A) our Company issued 500,000 shares of common stock valued at $1,125,000, issued to the former Chief Executive Officer in consideration of the termination of his employment agreement on September 30, 2000; (B) a consulting expense of approximately $139,000; (C) a penalty of $240,000 for the late filing of the S-1

Registration  Statement;  (D) the company recorded $18,000 of rent expense;  and
(E) our Company recorded a warrant expense of $77,000 in connection with the reduction of warrant exercise prices. Our Company expects to increase selling, general and administrative expenses in the future in proportion to our Company's anticipated growth in sales.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. Our Company's net cash used in operating activities for the nine months ended September 30, 2001 was ($860,000), compared to cash used in operating activities of ($194,000) for the nine months ended September 30, 2000, a decrease of $666,000. This decrease resulted from decreases in our Company's net loss, which included non-cash charges of: (i) $187,497 for compensation in connection with an employment agreement; (ii) $424,854 for compensation to consultants with options; (iii) $142,747 for contributed research and development services (iv) $88,590 for expenses paid by issuance of common stock to a consultant; (v) $76,819 for interest expense on convertible debentures; (vi) $22,000 for provision for bad debts; (vii) $44,034 for provision for inventory obsolescence; (viii) $9,917 for depreciation expense;
(ix) $772,869 for increases in accounts receivable, inventory and deposits and other assets; and (x) $626,394 for increase in accounts payable and accrued expenses.

         Our Company's net cash used by investing activities for the nine month period ended September 30, 2001 was $16,677 for purchase of property and equipment.

         Our Company's net cash provided by financing activities for the nine month period ended September 30, 2001 was $915,057 resulting from proceeds received from the issuance of debentures and for an advance of $702,000 from our factor on future accounts receivables. Our Company sold $255,000 of debentures with net proceeds of $213,040 after legal and consulting fees. Our Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory and pay other operating expenses. Although our Company cannot accurately predict the precise timing of its future capital, we estimate that we will need to expend approximately $2,000,000, within the next twelve months. Our Company estimates that of that amount (i) $1,000,000 will be for pre-assembled finished goods inventory from subcontractors, (ii) $250,000 will be for sales and marketing forces, (iii)
$250,000 will be for professional fees and (iv) $500,000 will be for other operating expenses, such as payroll, rent and office expenses.

         Our Company has no assured available financial resources to meet its September 30, 2001 working capital deficit of $1,180,000 and future operating costs.

         Our Company is seeking additional equity capital from private offerings and public offerings. There is no assurance that we will be able to raise such additional capital during the next twelve months. If we are unable to obtain the necessary additional capital, our Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations.

         The management of our Company has taken the following steps to improve its cash flow:

         (a) On January 31, 2001, we entered into a Factoring Agreement. The agreement expires on January 31, 2002 or until terminated by either party with proper notice given as defined. Our Company has assigned substantially all of its accounts receivable to the factor, typically on a recourse basis. We may request advances up to 75% of the eligible receivables. The factor charges our Company a commission equal to .0667% per day for each uncollected receivable from the invoice date to the payment date of such invoice, plus interest on advanced funds equal to the greater of 10% or the interest publicly announced by Citibank N.A., plus 2%.

         (b) On March 19, 2001, we entered into an Equity Line of Credit Agreement. Pursuant to the equity line of credit, an institutional investor agreed, if requested by our Company, to purchase up to $5 million of our common stock at 80% of the lowest closing bid price of our Company's common stock on the Over-the-Counter Bulletin Board for the 10 days immediately following the notice date. The timing of each sale and the number of shares of common stock to be sold is at our discretion, subject to various conditions. The dollar amount that we can request under any individual sale is subject to the average trading volume of our common stock for the preceding 40-day trading period. The maximum term of the equity line of credit is two years from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on the ability to sell common stock or common stock equivalents, all assets, merge or enter into certain other transactions. There were no amounts outstanding on the equity line of credit at September 30, 2001.

         (c) On March 19, 2001, we also entered into a Securities Purchase Agreement with third-party investors and a Placement Agent Agreement to provide up to $250,000 less certain fees and expenses of the placement agent by the issuance of convertible debentures. The debentures bear interest at 6% per year and convert into our Company's common stock. In connection with the issuance of such debentures, the difference between the conversion price and the fair value of the common stock to which the debentures are convertible, multiplied by the number of shares into which the debt is convertible at the issuance date of the debt are recorded as intrinsic value of the beneficial conversion feature and charged to interest expense in our Company's statement of operations. We recorded $76,819 of interest expense at September 30, 2001. Through September 30, 2001, we issued debentures of $255,000 from which we received net proceeds of approximately $213,040. The debenture holders are entitled to convert all or part of the principal amount plus accrued interest into shares of our Company's common stock equal to either (i) an amount equal to 120% of the closing bid price of our Company's common stock as of the date of the debenture issuance or
(ii) an amount equal to 80% of the lowest three closing bid prices of our Company's common stock for the 10 days immediately preceding the date of conversion of the debenture. On August 7, 2001, we filed a registration statement on Form S-1 registering 13,000,000 shares of our Company's common stock for the equity line of credit investor and the debenture holders. The debentures are subordinate and junior in right of payment to all accounts payable of our Company incurred in the ordinary course of business and/or bank debt of our Company not to exceed $250,000. We have the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures upon the five (5) year anniversary of the debenture issuance.

RISK FACTORS

         Our Company is subject to various risks which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. For the three months ended September 30, 2001 and the nine months ended September 30, 2001, we sustained losses of $0.5 million and $1.7 million, respectively. For the year ended December 31, 2000 and the year ended December 31, 1999, we sustained losses of $2.9 million and $0.1 million, respectively. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

         We had a working capital deficit of $1.2 million at September 30, 2001. We had a working capital deficit of $0.6 million and $0.2 million at December 31, 2000 and 1999, respectively. We had an accumulated deficit of $3.2 million and $0.3 million at December 31, 2000 and 1999, respectively. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

         As of November 12, 2001, we have issued and outstanding 36,153,385 shares of common stock of which 32,804,652 shares are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act. Future sales of the restricted shares may be made under Rule 144. Such sales may have an adverse effect on the then prevailing market price of the common stock, adversely affect our ability to obtain future financing in the capital markets, and may create a potential market overhang.

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

WE HAVE LIMITED MARKETING AND SALES CAPABILITY

         Because of our limited working capital in the past, we have not had the resources to fully implement our marketing and sales strategy. In order to increase our revenues, we intend to implement a marketing and sales force with technical expertise and marketing capability. There can be no assurance that we will be able to:

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

         Our executive officers, directors, and principal shareholders beneficially own, in the aggregate, approximately 81% of our outstanding shares of common stock. These shareholders, if acting together, will be able to effectively control most matters requiring approval by our shareholders. These shareholders can designate the members of our Board of Directors and can decide our operations and business strategy. You may disagree with these shareholders' decisions. Even if you do not like the members of our Board of Directors, you will not be able to remove them from office. Additionally, these members of our Board of Directors would be able to significantly influence a proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Their influence may not be beneficial to you. If they prevent or delay a merger or takeover, you may not realize the premium return that shareholders may realize in conjunction with corporate takeovers. Moreover, there are no preemptive rights in connection with our common stock. Finally, cumulative voting in the election of our Directors is not provided for. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of our Directors.

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

THE INSIDE SHAREHOLDERS RECEIVED SHARES FOR LESS CONSIDERATION THAN YOU ARE ASKED TO PAY

         The number of shares of common stock issued to our present shareholders for cash, property and consulting services was arbitrarily determined and was not the product of arm's length transactions. The inside shareholders received shares of our common stock from $0.0104 to $0.1223 per share, which is substantially less than you might pay.

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

         We have developed an outsourced contract manufacturing capability for the production of our products. Our primary relationship with our contract manufacturers has been accomplished through Smerwick, Ltd., our Hong Kong affiliate located in Taiwan. We rely on contract manufacturers to procure components, assemble, test and package our products. We rely primarily on one contract manufacturer for all of our product manufacturing and assembly, and if we cannot obtain its services, we may not be able to ship products.

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

THE  PURCHASE  OF SHARES IN OUR  COMPANY  WILL BE SUBJECT TO VARIOUS  INVESTMENT
RISKS

         Because our officers, directors, principal shareholders and their affiliates beneficially own approximately 81% of our stock ownership, they will be able to elect the Board of Directors and control all matters requiring shareholder approval.

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

         Substantial future sales of our common stock in the public market could cause our stock price to fall. If our shareholders sell substantial amounts of our common stock in the public market, including shares sold pursuant to the Equity Line of Credit, from the conversion of debentures or issued upon the exercise of outstanding options, the trading price of our common stock could fall. Such sales also might make it more difficult for us to raise capital in the future at a time and price that we deem appropriate.

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

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

         Sales of our common stock in the public market following our most recent offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 36,153,385 shares of common stock outstanding as of November 10, 2001 (assuming no exercise of options), 3,348,733 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The remaining 32,804,652 shares of common stock held by existing stockholders are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144. Immediately following the effective date of our most recent prospectus, including the shares to be issued to Cornell Capital Partners, L.P., and upon conversion of debentures, 13,673,814 shares of common stock will be freely tradeable without restriction, unless held by our "affiliates."

         Upon completion of our most recent offering, and assuming all shares registered in that offering are resold in the public market, there will be an additional 13,673,814 shares of common stock outstanding. All of those shares of common stock may be immediately resold in the public market upon effectiveness of the accompanying registration statement and the sale to the investor under the terms of the Equity Line of Credit Agreement.

         In addition, we have issued options to purchase a total of 4,399,179 shares of our common stock at exercise prices ranging from $0.120 to $0.0927 per share.

EXISTING SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE LINE OF CREDIT

         The sale of shares pursuant to the Equity Line of Credit and from conversion of debentures will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue under the Equity Line of Credit to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

THE INVESTOR UNDER THE LINE OF CREDIT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK

         The common stock to be issued under the Equity Line of Credit will be issued at a 20% discount to the lowest closing bid price for the 10 days immediately following the notice date. These discounted sales could cause the price of our common stock to decline.

THE SELLING STOCKHOLDERS IN OUR MOST RECENT OFFERING INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE

         The selling stockholders in our most recent offering intend to sell in the public market the shares of common stock being registered in that offering. That means that up to 13,673,814 shares of common stock, the number of shares being registered in that offering, may be sold. Such sales may cause our stock price to decline.

OUR COMMON STOCK HAS BEEN RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP

         Our common stock is traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained after our most recent offering.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE EQUITY LINE OF CREDIT WHEN NEEDED

         We are dependent on external financing to fund our operations. Our financing needs are expected, in part, to be provided from the Equity Line of Credit. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because the amount of financing available will fluctuate with the price and volume of our common stock. As the price and volume decline, then the amount of financing available under the Equity Line of Credit will decline.

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

         None.

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

10.4        Employment Contract of Enrique Dillon.

10.5        Employment Contract of Martin Dell'Oca.

         Thefollowing   documents  are   incorporated   by  reference  from  the
Registrant's Form 10-K filed with the Commission on May 14, 2001:

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

10.13 Securities Purchase Agreement dated March 19, 2001, between the investors on Schedule I attached thereto (the "Investors") and the Company.

10.14 Registration Rights Agreement dated March 19, 2001, between the Investors and the Company.

10.15 Placement Agent Agreement dated March 19, 2001, between May Davis Group, Inc. ("May Davis") and the Company.

10.16 Escrow Agreement dated March 19, 2001, between May Davis, the Company and First Union National Bank.

         The following documents are provided herewith:

10.17 Employment Agreement, effective August 16, 2001, between the Company and Robert W. Nelson.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 13, 2001               NEXLAND, INC.

                                         By:  /s/ Martin Dell'Oca
                                             ----------------------------
                                                  Martin Dell'Oca
                                                  Chief Financial Officer