Form 10KSB
period 2001-12-31
NEXLAND INC
filed 2002-04-16
CIK 1011722

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-3074

                                  NEXLAND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             Delaware                                                     37-1356503
                             --------                                                     ----------
                   (State or Other Jurisdiction                             (I.R.S. Employer Identification Number)
                of Incorporation or Organization)

           1101 Brickell Avenue, Suite 200, North Tower                                      33131
           --------------------------------------------                                      -----
                          Miami, Florida
                          --------------
             (Address of Principal Executive Offices)                                     (Zip Code)
        Registrant's telephone number, including area code                              (305) 358-7771

                                 Securities registered pursuant to Section 12(g) of the Act:

                                          Common Stock, Par Value $0.0001 Per Share
                                          -----------------------------------------
                                                      (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant on April 1, 2002, was $1,927,158.50 based on the average bid and asked prices on such date of $0.25.

         The Registrant had 35,653,385 shares of Common Stock, par value $0.0001 per share, outstanding on April 1, 2002.

                                     PART I


ITEM 1.  BUSINESS


GENERAL DESCRIPTION OF BUSINESS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS:
(A) OUR PROJECTED SALES AND PROFITABILITY, (B) OUR GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR INDUSTRY, (D) OUR FUTURE FINANCING PLANS, AND (E) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "CERTAIN BUSINESS RISK FACTORS" AND MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.


OUR COMPANY

         We are a Delaware corporation. Our principal executive offices are located at 1101 Brickell Avenue, Suite 200, North Tower, Miami, Florida 33131. Our telephone number is (305) 358-7771. The address of our website is www.nexland.com. Information on our website is not part of this filing.


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

         Our Internet Sharing Box product line allows multiple users on a local area network to simultaneously share the same Internet connection while optimizing each user's access speed, as well as providing firewall security. Our Internet Sharing Box product line is intended to support multiple operating systems, including Windows, Macintosh, UNIX and Linux. Our products are designed to be compatible with existing telephone and data connection lines, as well as integrated services digital networks and emerging access technologies, such as digital subscriber lines and cable modem connections. An integrated services digital network is an international telecommunications standard for providing digital service from a customer's premises to a dial-up telephone network. A digital subscriber line is a type of technology that increases the digital capacity of ordinary telephone lines into a home or office. Digital subscriber line speeds are tied to the distance between a customer and a telephone company. Our products enable multiple users to securely access the Internet simultaneously through regular telephone lines, slow speed data connections, or high-speed digital connections. We primarily market and sell our products through North American based Internet service providers, value-added resellers, telephone companies, as well as customize our products for resale by other Internet security companies; however, in the past, we have had minor sales to direct end-users. During fiscal year 2001 and 2000, we made sales to over 100 customers.

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


INTERNET ACCESS TECHNOLOGIES FACILITATE NEW APPLICATIONS

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


THE BROADBAND MARKET - HIGH-SPEED ACCESS

         Integrated services digital networks are rapidly becoming available in the United States as a method to transmit more data over existing telephone lines. Integrated services digital networks are, in most markets, priced comparably to standard analog telephone circuits. These networks transmit data at greater speeds than the analog dial-up modems. However, new emerging access technologies offer even greater transmission capacity, provide much faster access speeds and enable a variety of new data intensive, multimedia and graphical applications. These broadband markets include:

         o Digital Subscriber Line, which is a method for moving data over over existing copper telephone lines, but at a much faster rate than a regular telephone connection;

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


TODAY'S SMALL BUSINESS OFFICE INTERNET ACCESS ENVIRONMENT

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


THE BENEFITS OUR PRODUCTS ARE DESIGNED TO PROVIDE

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

         o VIRTUAL PRIVATE NETWORK. A virtual private network usually refers to a network in which some of the parts are connected using the public Internet, but data is transmitted in encrypted form, thus making the network "virtually private." Our ISB Pro Series product supports this function.

A DESCRIPTION OF OUR PRODUCTS

         We design and sell the Internet Sharing Box ("ISB") product line. The ISB products include the ISB SOHO, ISB Pro100, ISB Pro400, ISB Pro800, ISB Pro800 Turbo and ISB Wave Base. The ISB products are hardware routers that allow users, connected to the Internet to share their Internet access at the same time using only one modem, one telephone line or cable connection, and one Internet access account. In addition, the ISB series of products are a "firewall," providing network security. The ISB products are compatible with personal computers, PC, Macintosh, UNIX, NT, Linux computers and any computer that uses a transmission control protocol/Internet protocol ("TCP/IP") browser interface.

         All of the ISB products allow simultaneous and independent Internet access for all users on a network, as well as firewall security protection to prevent any unwanted access to the local network. All ISB products allow up to 253 users to share one Internet connection.

         o ISB SOHO - Designed specifically for shared Internet access and Internet Security for the home or small officer user. The ISB SOHO features simple installation and configuration. It connects to a cable or digital subscriber line modem through an ethernet connection to accommodate high speed data transmission. The ISB SOHO has a high speed 4 port 10/100 switch and is great for Internet games.

         o ISB PRO100 - Designed specifically for shared Internet access and Internet Security. The ISB Pro100 features simple installation and configuration. The ISB Pro100 connects to a cable or digital subscriber line modem through an ethernet connection to accommodate high speed data transmission and has a high speed 1 port 10/100 switch with Duplex, over 8MB of Bi-Directional throughput to MAX out the connection, Multi Session Ipsec, Multi Session PPPoE and a CAT5 Cable included.

         o ISB PRO400 - Designed specifically for shared Internet access and Internet Security, the ISB Pro400 features simple installation and configuration. The ISB Pro400 connects to a cable or digital subscriber line modem through an ethernet connection to accommodate high speed data transmission and has a high speed 4 port 10/100 switch with Duplex, over 8MB of Bi-Directional throughput to MAX out the connection, Multi Session IPsec, Multi Session PPPoE and a CAT5 Cable included.

         o ISB PRO800 - Designed specifically for shared Internet access and Internet Security, the ISB Pro800 features simple installation and configuration and connects to a cable or digital subscriber line modem through an ethernet connection to accommodate high speed data transmission. The ISB Pro800 has a high speed 8 port 10/100 switch with Duplex, over 8MB of Bi-Directional throughput to MAX out the connection, Multi Session IPsec, Multi Session PPPoE and a CAT5 Cable included.

         o ISB PRO800 TURBO - Designed specifically for shared Internet access and Internet Security the ISB Pro800 Turbo features simple installation and configuration. The ISB Pro800 Turbo connects to a cable or digital subscriber line modem through an ethernet connection to accommodate high speed data transmission and has a high speed 8 port 10/100 switch with Duplex, 2 modem ports, load balance 2 broadband connections, double redundant connection backup, over 8MB of Bi-Directional throughput to MAX out the connection, Multi Session IPsec, Multi Session PPPoE and a CAT5 Cable included. This product is built for more demanding users.

         o ISB WAVE BASE - Designed specifically for shared Internet access and Internet Security the ISB Wave Base features simple installation and configuration and is an 802.11B (11MB) wireless Access Point. The ISB Wave Base has a high speed 4 port 10/100 switch with Duplex, over 8MB of Bi-Directional throughput to MAX out the connection, Multi Session IPsec, Multi Session PPPoE and a CAT5 Cable included. This product is designed for notebook users.

         We produce the following products exclusively for Symantec Corporation:

         o SYMANTEC FIREWALL VPN 100 AND VPN 200. Designed as integrated security and networking devices that provide easy, secure and cost-effective Internet connectivity between locations. With their all-in-one functionality, small businesses and remote offices can create a high-speed local network that enables secure access and interaction via the Internet with remote locations, business partners and corporate networks. The appliance can be installed quickly, offering offices with up to 30 employees a turnkey solution for securing outbound and inbound web, e-mail and FTP traffic. For larger, more dispersed organizations,

               Nexland's Symantec Firewall VPN products offer an affordable and easy to manage solution for extending firewall protection and IPSec gateway-to-gateway VPN access to satellite offices and branch locations and a remote client-to-gateway IPSec VPN for travel users.


BUSINESS STRATEGY

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

         o DEVELOP STRATEGIC ALLIANCES. In order to be apprised of industry trends, to be compatible with emerging technologies and to be recognized as a technologically savvy company, we have developed relationships with various industry leaders, including Bell Canada, Alaska Phone Company, Symantec and Motorola.

SALES AND MARKETING OVERVIEW

         Because of our limited financial resources we have not had the resources to fully implement a marketing and sales force. In order to increase our revenues, we will have to develop a marketing and sales force with technical expertise and marketing capability. We anticipate that our future sales staff will be employed both on an independent contractor basis and as in-house employees.

         We believe that the principal competitive factors for companies seeking to use our type of products are product design, functionality, price and reliability, as well as customer service.

         We are developing our customer base through an active sales and marketing campaign, primarily centered on building relationships with Internet service providers and telephone companies. At present, we are concentrating our efforts in North America. Unlike many of our competitors who target distributors and retailers, our strategy is to target Internet service providers and telephone companies, as well as other Internet security companies. We believe these entities can target our ultimate consumer, the small business office and home user. We believe that this approach will be more efficient and less expensive than if we only use direct marketing or market our products through value-added resellers and distributors.

         o SALES STRATEGY. Currently, we primarily rely on direct sales to generate new customers and to maintain relationships with existing customers. We have six sales representatives. As of April 1, 2002, we hired a Sales Manager to build the sales force.

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

         o     WEBSITE   BANNER   ADVERTISING.   We  currently   utilize  banner
               advertising on selected websites, such as Practically Networked and Carrick Solutions.

         o EXPANSION STRATEGY: INTRODUCE NEW PRODUCTS AND SERVICES. Our objective is to become a recognized provider of secured, shared Internet access. We realize that in order to achieve this, we must be innovative in our product design and functionality. In addition, we must continue to establish strategic relationships.

COMPETITION

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

         We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies as industry standards and customer requirements evolve. These new products and technologies may supplant or provide lower cost alternatives to our products. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. To be competitive, we must invest in research and development, sales and marketing, and customer support. We cannot be sure that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive. As a result, we may not be able to compete effectively against our competitors. Our failure to maintain and enhance our competitive position within the market may seriously harm our business. Increased competition is likely to result in price reductions, reduced gross margins, and shorter sales cycles, any of which would seriously harm our business. We cannot be certain that we will be able to compete successfully against current or future competitors or that competitive pressures will not seriously harm our business.

         On November 17, 1999, we entered into a Mutual Non-Competition Agreement with Nexland, S.A. a French corporation, owned by several principal stockholders of our Company. The agreement provides for the following:

         o     a ten-year non-competition period;

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

         On September 20, 2000, Nexland S.A. and we signed a ten-year licensing agreement whereby we were granted the right to use the "Nexland" names, logos, marketing techniques, trade secrets and know-how for sale of products to Europe, Africa and the Middle East. Nexland S.A. also granted to us the exclusive rights to its technology, whether or not patented or patent pending, trademarks, trade names, logos, marketing techniques, trade secrets and know-how for sale of products to the rest of the world, excluding Asia, which is open to both companies.

         On November 16, 2001, Nexland S.A. waived certain provisions in the 2000 licensing agreement with respect to a large customer. We are authorized to design and manufacture certain products for purchase, distribution and sale by this certain customer anywhere in the world.


INTELLECTUAL PROPERTY

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

         We enter into confidentiality agreements with our employees and consultants, and control access to and distribution of our documentation and other proprietary information. We cannot assure you that others will not independently develop similar or competing technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We cannot assure you that these precautions will prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult, and we cannot assure you that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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


EMPLOYEES

         As of April 1, 2002, we employed nineteen persons in Miami and eight in Canada, including eight in operations and administration, one in marketing, six in research and development and six in customer support. We also employ six commissioned and salaried sales representatives. None of our employees is represented by a labor union and we have experienced no work stoppages to date. We believe our employee relations are good.


CERTAIN BUSINESS RISK FACTORS

         We are subject to various risks which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:


WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. For the year ended December 31, 2001 and the year ended December 31, 2000, we sustained losses of $1.67 million and $2.88 million, respectively. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


WE NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We  have  relied  on  significant   external   financing  to  fund  our
operations. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties and funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.


WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT
AUDITORS

         Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2001 and 2000 financial statements which state that our Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

         We had a working capital deficit of $1.3 million and $0.6 million and at December 31, 2001 and 2000, respectively. We had an accumulated deficit of $4.9 million and $3.2 million at December 31, 2001 and 2000, respectively. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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


WE HAVE HAD A HISTORY OF A LIMITED CUSTOMER BASE AND THIS MAY CONTINUE

         At present, our customer base consists primarily of Internet service providers, telephone companies, and value-added resellers. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay their purchases of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In 2000, sales to 10 customers accounted for 53% of our revenue, while in 2001, sales to 10 customers accounted for 48% of our revenue. If these customers cancel or delay their purchase orders, our revenue may decline and the price of our common stock may fall. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from a few key customers and resellers, we do not have binding commitments from any of them.

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


WE MAY BE EXPOSED TO INTERNATIONAL BUSINESS AND CURRENCY FLUCTUATIONS

         Because we are dependent on international sales for a substantial amount of our revenue (10% of total revenue in 2000 and 28% in 2001), we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results. These risks include potential regulation of our technology by foreign governments, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign laws affecting the Internet generally. Our risks of doing business abroad also include our ability to develop and maintain distribution relationships on favorable terms. To the extent we are unable to favorably renew our distribution agreements or make alternative arrangements, revenue may decrease from our international operations. In addition, delays in deliveries from our component suppliers could cause our revenue to decline and adversely affect our results of operations.


WE HAVE A SUBSTANTIAL AMOUNT OF STOCK THAT WILL BECOME AVAILABLE FOR RESALE UNDER RULE 144, WHICH MAY HAVE AN ADVERSE EFFECT ON THE MARKET AND OUR ABILITY TO OBTAIN EQUITY FINANCING

         As of April 1, 2002, we have issued and outstanding 35,653,385 shares of common stock of which 29,558,758 shares are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act. Future sales of the restricted shares may be made under Rule 144. Such sales may have an adverse effect on the then prevailing market price of the common stock, adversely affect our ability to obtain future financing in the capital markets, and may create a potential market overhang.


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

ITEM 2.  PROPERTIES

         In June 2000, we entered into a three-year lease for our offices located at 1101 Brickell Avenue, 2nd Floor, North Tower, Miami, Florida 33131, consisting of 7,500 square feet of corporate office space for $7,333 per month plus tax for the first year, $14,808 for the second and $15,452 for the third. For accounting purposes, rent expense is recorded on a straight-line basis.

         In October 2001, the lease was amended and the rent expense was reduced to $10,739 per month plus tax for the remainder of the second year and $11,206 per month for the third year of the lease.

         In August 2000, Nexland Canada, our Canadian wholly-owned subsidiary, entered into a one-year lease for an office located in Victoria, Canada, consisting of 1,000 square feet of corporate office space for $1,000 per month plus tax. The lease was renewed for 1 additional year.

         We consider our existing facilities to be adequate for our foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

         The officers and directors of our Company believe that, to the best of their knowledge, neither our Company nor any of its officers and directors are parties to any legal proceeding or litigation. Further, the officers and directors know of no threatened or contemplated legal proceedings or litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "XLND." There has been trading on our common stock since December 23, 1999.

         The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for our common stock, as reported on the Over-the-Counter Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                                         CALENDAR YEAR 2001
                                                                         ------------------
                                                                         HIGH BID         LOW BID
                                                                     ------------  --------------
             First Quarter (January 2001 - March 2001)                    $1.7812         $0.1900
             Second Quarter (April 2001 - June 2001)                      $0.9000         $0.2700
             Third Quarter (July 2001 - September 2001)                   $0.5500         $0.2000
             Fourth Quarter (October 2001 - December 2001)                $0.5500         $0.2200


                                                                         CALENDAR YEAR 2000
                                                                         ------------------
                                                                         HIGH BID         LOW BID
                                                                     ------------  --------------
             First Quarter (January 2000 - March 2000)                    $7.8750          $3.750
             Second Quarter (April 2000 - June 2000)                      $6.2500          $1.250
             Third Quarter (July 2000 - September 2000)                   $2.3125          $0.625
             Fourth Quarter (October 2000 - December 2000)                $0.7500          $0.100



         On April 1, 2002, the closing trade price of the common stock as reported on the Over-the-Counter Bulletin Board was $0.25. As of such date, there were approximately 402 holders of record of our common stock.


DIVIDENDS

         We have not declared or paid dividends on our common stock during fiscal 2000 or 2001 and do not plan to declare or pay dividends on our common stock during fiscal 2002. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Delaware law and our Certificate of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

         On February 23, 1999, our Company issued 2,000 shares of common stock valued at $0.25 per share pursuant to the exercise of Class A Warrants of our Company. All of these shares were purchased by unrelated parties.

         On October 28, 1999, our Company issued 29,500,000 shares of common stock pursuant to the acquisition of Windstar Resources, Inc.

         On November 5, 1999, our Company issued 382,173 shares of common stock for conversion of debt to equity. All of these shares were purchased by unrelated parties.

         On March 21, 2000, our Company issued 39,213 shares of common stock valued at $6.31 per share to Erik Nelson and Fred Schmid in connection with a penalty for the late filing of our Company's Form S-1 Registration Statement.

         On March 21, 2000, our Company issued 160,000 shares of common stock valued at $1.00 per share to Fred Schmid, our former Chief Executive Officer, in connection with the exercise of options of our Company issued pursuant to the acquisition of Windstar Resources, Inc.

         On March 21, 2000, our Company issued 15,000 shares of common stock to Fred Schmid, our former Chief Executive Officer and President. Of this issuance, 5,000 shares were valued at $4.00 per share, 5,000 shares were valued at $3.38 per share, and 5,000 shares were valued at $2.00 per share.

         On May 5, 2000, our Company issued 1,170,000 shares of common stock to Enrique Dillon, our former Chief Executive Officer, valued at $3.38 per share in consideration of his employment. On July 7, 2000, Mr. Dillon subsequently forfeited these shares and was issued 500,000 shares of common stock valued at $2.25 per share pursuant to a severance agreement with our Company.

         On May 5, 2000, our Company issued 200,000 shares of common stock valued at $2.50 per share to Martin Dell'Oca, our Chief Financial Officer and a Director, in consideration of his employment.

         In July, 2000, our Company issued 6,313 shares of common stock valued at $1.00 per share pursuant to the exercise of Class A Warrants of our Company. All of these shares were purchased by unrelated parties.

         In August, 2000, our Company issued 23,600 shares of common stock valued at $1.00 per share pursuant to the exercise of Class A Warrants of our Company. All of these shares were purchased by unrelated parties.

         In September, 2000, our Company issued 19,359 shares of common stock valued at $1.00 per share pursuant to the exercise of Class A Warrants of our Company. All of these shares were purchased by unrelated parties.

         On October 26, 2000, our Company issued 196,367 shares of common stock valued at $1.04 per share to Daniel Sultan, a Director of our Company, for conversion of debt to equity.

         On October 26, 2000, our Company issued 500,000 shares of common stock valued at $0.0001 per share to Andre Chouraqui for conversion of debt to equity. On December 21, 2001, Mr. Chouraqui returned the 500,000 shares of common stock to our Company.

         Between October 26, 2000 and December 20, 2000, our Company issued 254,741 shares of common stock for cash of $115,327. These shares of common stock were sold at prices ranging from $0.18 to $1.71 per share. All of these shares were purchased by unrelated parties.

         Between November 29, 2000 and December 9, 2000, our Company issued 3,083 shares of common stock valued at $1.00 per share pursuant to the exercise of Class A Warrants of our Company. All of these shares were purchased by unrelated parties.

         On March 15, 2001, our Company issued 7 shares of common stock valued at $2.50 per share pursuant to the exercise of Class A Warrants of our Company. All of these shares were purchased by unrelated parties.

         On March 15, 2001, our Company issued 126,000 shares of common stock valued at $0.70 pursuant to a consulting service agreement with Yorkville Advisors LLC.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 ACT"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our Company so as to make an informed investment decision. More specifically, our Company had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in our Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this filing.

         Certain statements within this Item and throughout this Annual Report on Form 10-KSB and the documents incorporated herein are "forward-looking statements" as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

         Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.


REVENUE RECOGNITION

         Revenues are recognized at the time of shipment of the respective merchandise. The Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight. Products are under an unconditional money-back guarantee for the first 30 days after purchase. A five year warranty covering the repair of the unit is provided on all products.


USE OF ESTIMATES

         Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


GENERAL

         The  following  table  sets  forth  for  the  periods  presented,   the
percentage of net sales represented by certain items in our Company's statements of operations:

                                                     PERCENTAGE OF NET SALES
                                                   ----------------------------
                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     2001              2000
                                                   --------------  ------------
Total net sales                                       100.0%             100.0%
                                                   --------------  ------------

Total cost of goods sold                              (49.5)             (49.9)
                                                   --------------  ------------

Gross profit                                            50.5               50.1

Operating expenses                                    (88.7)            (243.8)
                                                   --------------  -------------
Income (loss) from operations                         (38.1)            (193.7)

                                                     PERCENTAGE OF NET SALES
                                                   ----------------------------
                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     2001              2000
                                                   --------------  ------------

Interest expense and other                             (2.7)              (1.6)
                                                   --------------  ------------
Net Loss                                              (40.9)            (195.3)
                                                   ==============  ============


RESULTS OF OPERATIONS

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

         RESULTS OF OPERATIONS. The discussion of our historical results set forth below addresses our historical results of operations for the fiscal years ended December 31, 2001 and December 31, 2000.


YEARS ENDED DECEMBER 31, 2001 AND 2000

         REVENUES. We had revenue of $4,080,170 for the year ended December 31, 2001 compared to revenue of $1,472,950 for the year ended December 31, 2000, an increase of 177%. For the year ended December 31, 2001, we had sales of 23,342 units of our Internet access "hardware routers" for small offices and home users compared to sales of 6,696 units for the year ended December 31, 2000, an increase of 16,646 units or 248.6%. During the year ended December 31, 2001, our average selling price per unit decreased $45 per unit as compared to the same period in 2000. This decrease resulted from our Company reducing its selling price to take advantage of large volume sales opportunities. During the third quarter of 2000, our Company opened an office in Victoria, B.C. Revenues relating to this office for 2001 were $1,152,848 as compared to $263,960 for the same period in 2000, an increase of 336.8%.

         COST OF SALES. Cost of sales for the year ended December 31, 2001 was $2,018,323 as compared to $734,364 for the year ended December 31, 2000. Cost of sales consisted substantially of the purchase price and in-bound freight of pre-assembled finished goods inventory from subcontractors in Taiwan, Republic of China. During the year ended December 31, 2001, our average purchase cost per unit decreased by $23 per unit as compared to the same period in 2000. This decrease resulted from a combination of two factors, the first of which is our Company's success in obtaining lower priced units from our supplier and also as a result from our Company effectively modifying our product specifications which resulted in a lower cost to purchase. Our Company expects the dollar amount of purchases of pre-assembled finished goods inventory from subcontractors to increase in the future as our Company increases sales.

         GROSS PROFIT. The gross profit of our Company's products was approximately 51% for the year ended December 31, 2001 as compared to approximately 50% for the year ended December 31, 2000. Our Company expects pricing pressures from our competition, but will attempt to lower our cost procurement from subcontractors by obtaining the benefits of lower product costs through volume purchases. In order to maximize our Company's growth from sales, our Company may in the future, reduce selling prices to take advantage of large volume sales opportunities, which could lower our gross margin in the future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3,605,529 for the year ended December 31, 2001 as compared to $3,585,957 for the year ended December 31, 2000. The increase of $19,572 from 2001 to 2000 is primarily as a result of our growth, and associated increase in personnel and other related costs, which are explained below. In this connection, our payroll costs increased by $705,698, our facilities expenses and office expense increased by $28,884, professional fees by $303,322, travel and entertainment ($9,166) and other operating expenses by $224,340.

         For the year ended December 31 2001, we had five transactions that resulted in non-cash expenditures i) a company controlled by one of the principal shareholders incurred research and development costs on the behalf for the further development of the Internet access hardware routers. We recorded as a capital contribution of $183,487 as compared by $318,850 for the same period in 2000, an actual change of ($135,363) which represents the actual costs incurred by the company on our behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. We have no formal agreement with this company and ii) we recorded a charge of $249,996 in connection with the issuance of common stock to our Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. We recorded an expense of $166,664 in the same period in 2000, a change of $83,332 for the period iii) we issued 126,000 shares of the common stock to a consultant for services and recorded a non-cash charge of $88,578 iv) we issued 1,266,179 options to consultants, recording a non-cash charge of $424,854. For the year ended December 31, 2000, we had six transactions that resulted in non-cash expenditures and a corresponding decrease of expenses in the comparable period in 2001 i) we issued 500,000 shares of common stock valued at $1,125,000, issued to our former Chief Executive Officer in consideration of the termination of his employment agreement on September 30, 2000 ii) a consulting expense of $134,375
iii) a penalty of $247,532 for the late filing of the S-1 Registration Statement
iv) we recorded $36,000 of straight-lining of lease payments v) we recorded an expense of $77,000 in connection with an extension of the time to exercise certain warrants and vi) $75,000 in connection with options granted during the year 2000. We expect to increase its selling, general and administrative in the future in proportion to our anticipated growth in sales, however, we believe that non-cash charges will decrease in the future.

         DEPRECIATION. Depreciation expense increased to $11,539 for the year ended December 31, 2001 as compared to $5,914 for the year ended December 31, 2000.

         INTEREST EXPENSE. Interest expense increased to $111,981 for the year ended December 31, 2001 as compared to $21,872 for the year ended December 31, 2000. The interest expense mainly related to the factoring and the debentures. We charged $76,819 for interest expense for the beneficial conversion of debentures.

         PROVISION FOR INCOME TAXES. No provision for income taxes was necessary in 2001, and 2000 due to the loss reported for such years (see Note 8 to the financial statements). Further, given the uncertainties as to realization, the deferred tax assets have been fully reserved.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company's net cash used in operating activities for the year ended December 31, 2001 was ($190,710), compared to cash used in operating activities of ($239,179) for the year ended December 31, 2000, a decrease of $48,469. This decrease resulted from decreases in the Company's net loss, which included non-cash charges of (i) $249,996 for compensation in connection with an employment agreement, (ii) $424,854 for compensation to consultants with options, (iii) $183,487 for contributed research and development services (iv) $88,591 for expenses paid by issuance of common stock to a consultant (v) $76,819 for interest expense on convertible debentures (vi) $11,705 for depreciation expense (vii) $243,533 for increases in inventory for cushion during our supplier change (viii) (2,434) for decreases in Accounts receivable, deposits and other assets and (ix) $682,315 for increase in accounts payable, due to related party supplier and accrued expenses.

         The Company's investing activities for year ended December 31, 2001 used cash of $41,970 for the purchase of property and equipment.

         The Company's net cash provided by financing activities for the for the year ended December 31, 2001 was $213,040 consisting of $255,000 of proceeds from debentures with net proceeds of $213,058 after legal and consulting fees. Although the Company cannot accurately predict the precise timing of its future capital requirements, we estimate that we will need to expend an additional $2,000,000 within the next 12 months, which the Company anticipates will be obtained from cash flow from the operations and/or equity financing. The Company estimates that of that amount (i) $1,000,000 will be for pre-assembled finished goods inventory from subcontractors, (ii) $250,000 will be for sales and marketing forces, (iii) $250,000 will be for professional fees and (iv) $500,000 will be for other operating expenses, such as payroll, rent and office expenses.

         The Company has no assured available financial resources to meet its December 31, 2001 working capital deficit of $1,312,863 and future operating costs.

         The Company intends to seek additional equity capital. There is no assurance that the Company will be able to raise such additional capital during the next 12 months. If the Company is unable to obtain the necessary additional capital, the Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations.

         The management of the Company has taken the following steps to improve its cash flow:

         (a) On January 31, 2001, the Company, entered into a Factoring Agreement. The Factoring Agreement automatically renews for successive 1-year terms unless terminated by either party with proper notice given as defined. The Company has assigned substantially all of its accounts receivable to the factor, typically on a recourse basis. The Company may request advances up to 75% of the eligible receivables. The factor charges the Company a commission equal to ..0667% per day for each uncollected receivable from the invoice date to the payment date of such invoice, plus interest on advanced funds equal to the greater of 10% or the interest publicly announced by Citibank N. A., plus 2%.

         (b) On March 19, 2001, the Company also entered into a Securities Purchase Agreement with third-party investors and a Placement Agent Agreement to provide up to $250,000, less certain fees and expenses of the placement agent, by the issuance of convertible debentures. The debentures bear interest at 6% per year and convert into the Company's common stock. In connection with the issuance of such debentures, the difference between the conversion price and the fair value of the common stock to which the debentures are convertible, multiplied by the number of shares into which the debt is convertible at the issuance date of the debt are recorded as intrinsic value of the beneficial conversion feature and charged to interest expense in the Company's statement of operations. The Company recorded $76,819 of interest expense at December 31, 2001. Through December 31, 2001, the Company issued debentures of $255,000 from which it received net proceeds of approximately $213,040. The debenture holders are entitled to convert all or part of the principal amount plus accrued interest into shares of the Company's common stock equal to either (a) an amount equal to 120% of the closing bid price of the Company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest three closing bid prices of the Company's common stock for the 10 days immediately preceding the date of conversion of the debenture. On August 7, 2001, the Company filed a registration statement covering 13,000,000 shares of the Company's common stock, which included conversion shares of common stock underlying the debentures. On January 28, 2002, the Company withdrew the registration statement. The debentures are subordinate and junior in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $250,000. The Company has the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures upon the five-year anniversary of the debenture issuance. Since the Company did not register the securities, the convertible debentures are due on demand and are accordingly presented as a short-term liability. The Company is obligated to pay 2% of the liquidated value of approximately $5,000 as liquidated damages.

         On March 19, 2001, the Company entered into an Equity Line of Credit Agreement. Pursuant to the equity line of credit, an institutional investor agreed, if requested by the Company, to purchase up to $5 million of the company's common stock at 80% of the lowest closing bid price of the Company's common stock on the Over-the-Counter Bulletin Board for the 10 days immediately following the notice date. The timing of each sale and the number of shares of common stock to be sold was to be at the Company's discretion, subject to various conditions. The dollar amount that the Company was to be able to request under any individual sale was to be subject to the average trading volume of the Company's common stock for the preceding 40-day trading period. The maximum term of the equity line of credit was to be two years from the date of the agreement. The agreement contained various representations, warranties and covenants by the Company, including limitations on the ability to sell common stock, common stock equivalents or all assets, and to merge or to enter into certain other transactions. There were no amounts outstanding on the equity line of credit at December 31, 2001. Effective January 28, 2002, the Company and the institutional investor mutually agreed to terminate the equity line of credit. On January 28, 2002, the Company withdrew the registration statement, which included the registration of shares of common stock to be sold pursuant to the equity line of credit.


GOING CONCERN QUALIFICATION

         The Company's auditors stated in their reports on the financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2001 and 2000, the Company incurred net annual losses of $1,667,202 and $2,876,244, respectively, and the Company had an accumulated deficit of $4,871,076 and $3,203,874, respectively. Management believes that resources will be available from private sources in 2002 to continue the marketing of the Company's Internet sharing devices. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

         Management has established plans intended to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital.



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements appear beginning at page 20.

                          NEXLAND, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                TABLE OF CONTENTS
Independent Auditor's Report.............................................................................        22

Report of Independent Certified Public Accountants.......................................................        23

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2001 and 2000................................................        24

Consolidated Statements of Operations for the years ending December 31, 2001 and 2000....................        25

Consolidated Statements of Capital Deficit for the years ending December 31, 2001 and 2000...............        26

Consolidated Statements of Cash Flows for the years ending December 31, 2001 and 2000....................        27

Notes to Consolidated Financial Statements...............................................................        28

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To The Board of Directors and Stockholders
Nexland, Inc. and subsidiary
Miami, Florida

We have audited the accompanying consolidated balance sheet of Nexland, Inc. and subsidiary as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001. These consolidated financial statements are the
responsibility  of  the  management  of  Nexland,   Inc.  and  subsidiary.   Our
responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexland, Inc. and subsidiary as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and had working capital deficiencies, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in the Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             /S/ DASZKAL BOLTON LLP

Boca Raton, Florida
January 29, 2002

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company's dependence on outside financing and losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida
January 26, 2001
Except for Note 3, which is as of January 31, and Note 6, which is as of March 19, 2001

/S/ BDO SEIDMAN, LLP
--------------------
BDO Seidman, LLP

NEXLAND, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


                                                       ASSETS
                                                      ------
                                                                                 2001              2000
                                                                            --------------  ---------------
        Current assets:
           Cash                                                             $      39,901   $       59,523
           Accounts receivable                                                    113,739          119,131
           Inventory                                                              319,482           75,949
                                                                            --------------  ---------------
                 Total current assets                                             473,122          254,603
                                                                            --------------  ---------------
        Property and equipment, net                                                62,503           32,072

        Other assets:
           Deposits                                                                32,968           30,000
           Loan closing cost                                                       41,960                -
                                                                            --------------  ---------------
                                                                                   74,928           30,000
                                                                            --------------  ---------------

                 Total assets                                               $     610,553   $      316,675
                                                                            ==============  ===============
                     LIABILITIES AND CAPITAL DEFICIT

        Current liabilities:
           Accounts payable                                                 $      200,018   $       56,876
           Accrued professional fees                                               282,093          219,194
           Accrued expenses                                                        285,309           73,424
           Due to related party supplier                                           666,209          401,819
           Convertible Debentures                                                  255,000                -
           Other liabilities                                                        97,356           97,356
                                                                            --------------  ---------------
                 Total current liabilities                                       1,785,985          848,669
                                                                            --------------  ---------------

        Commitments and contingencies

        Capital deficit:
           Preferred stock, $0.0001 par value; 10,000,000 shares
             authorized; no shares outstanding                                           -                -
           Common stock, $0.0001 par value; 50,000,000 shares
             authorized; 35,653,385 and 36,027,378 shares
             issued and outstanding, at December 31, 2001 and
             2000, respectively                                                      3,566            3,603
           Additional paid-in capital                                            3,775,418        3,001,613
           Unearned compensation                                                   (83,340)        (333,336)
           Accumulated deficit                                                  (4,871,076)      (3,203,874)
                                                                            --------------  ---------------
                 Total capital deficit                                          (1,175,432)        (531,994)
                                                                            --------------  ---------------

                 Total liabilities and capital deficit                      $      610,553  $       316,675
                                                                            ==============  ================


                             See accompanying notes to consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2001 AND 2000


                                                                      2001            2000
                                                                   --------------  -------------
         Sales                                                      $  4,080,170   $  1,472,950

         Cost of sales                                                 2,018,323        734,364

                                                                   --------------  -------------
         Gross profit                                                  2,061,847        738,586
                                                                   --------------  -------------

         Operating expenses:
             Selling, general and administrative                       3,605,529      3,585,957
             Depreciation                                                 11,539          5,914
                                                                   --------------  -------------
                        Total operating expenses                       3,617,068      3,591,871
                                                                   --------------  -------------

         Loss from operations                                         (1,555,221)    (2,853,285)
                                                                   --------------  -------------

         Other expense:
             Interest expense                                            111,981         21,872
             Other expense                                                     -          1,087
                                                                   -------------   -------------

                        Total other expense                              111,981         22,959
                                                                   --------------  -------------

         Net loss                                                   $(1,667,202)   $ (2,876,244)
                                                                   ==============  =============


         Net loss per common share, basic and diluted               $     (0.05)   $      (0.08)
                                                                   ==============  =============

         Weighted-average number of common shares                     36,113,795      34,833,231
                                                                   ==============  =============




                             See  accompanying  notes to consolidated  financial statements.

NEXLAND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                         COMMON STOCK           ADDITIONAL
                                                         ------------            PAID-IN      UNEARNED    ACCUMULATED
                                                    SHARES        AMOUNT         CAPITAL    COMPENSATION    DEFICIT         TOTAL
                                                 ------------- ------------  ------------  -------------- ------------- ------------
Balance, December 31, 1999                         34,094,703     $  3,410    $        -    $       -     $  (327,630)  $  (324,220)
Issuance of common stock for cash                     254,741           25       115,302            -                -       115,327
Issuance of equity instruments for services            69,212            7       533,900            -                -       533,907
Issuance of common stock in connection with
   employment agreement                               200,000           20       499,980     (333,336)               -       166,664
Issuance of common stock in connection with
   severance agreement                                500,000           50     1,124,950            -                -     1,125,000
Issuance of common stock in connection with
   exercise of warrants and options                   212,355           21       212,334            -                -       212,355
Conversion of debt to common stock                    196,367           20       196,347            -                -       196,367
Issuance of common stock to stockholder               500,000           50          (50)            -                -             -
Contributed research and development services               -            -       318,850            -                -       318,850
Net loss for the year                                       -            -             -            -      (2,876,244)   (2,876,244)
                                                 ------------- ------------  ------------  -------------- ------------- ------------
Balance, December 31, 2000                         36,027,378        3,603     3,001,613     (333,336)     (3,203,874)     (531,994)
Issuance of equity instruments for services           126,000           13       513,431            -                -       513,444
Embedded interest on conversion of debentures               -            -        76,819            -                -        76,819
Issuance of common stock in connection with
   exercise of warrants                                     7            -            18            -                -            18
Surrender of common stock by stockholder             (500,000)        (50)            50            -                -             -
Contributed research and development services               -            -       183,487            -                -       183,487
Amortization of unearned compensation                       -            -             -      249,996                -       249,996
Net loss for the year                                       -            -             -            -      (1,667,202)   (1,667,202)
                                                 ------------- ------------  ------------  -------------- ------------- ------------
Balance, December 31, 2001                         35,653,385     $  3,566    $3,775,418    $ (83,340)    $(4,871,076)  $(1,175,432)
                                                 ============= ============  ============  ============== ============  ============




                           See accompanying notes to consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                            2001            2000
                                                                        --------------  -------------
Cash flows from operating activities:
     Net loss                                                           $  (1,667,202)  $  (2,876,244)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Compensation expenses in connection with:
            Employment agreement                                              249,996         166,664
            Severance                                                               -       1,125,000
            Stock and stock options issued                                    513,444         456,907
         Contributed research and development services                        183,487         318,850
         Expense due to reduction of warrant exercise price                         -          77,000
         Beneficial conversion feature                                         76,819               -
         Interest due to conversion of debt to common stock                         -          15,948
         Straight-lining of lease payments                                          -          36,000
         Depreciation expense                                                  11,539           5,914
         (Increase) decrease in:
            Accounts receivable                                                 5,392         (40,534)
            Inventory                                                        (243,533)        (19,482)
            Deposits and other assets                                          (2,968)        (26,820)
         Increase in:
            Accounts payable                                                  143,142          56,876
            Accrued professional fees                                          62,899         219,194
            Accrued expenses                                                  211,885          20,741
            Due to related party supplier                                     264,390         221,706
            Other                                                                   -           3,101
                                                                        --------------  -------------
Net cash used in operating activities                                        (190,710)       (239,179)
                                                                        --------------  -------------

Cash flows from investing activities:
     Purchase of property and equipment                                       (41,970)        (33,211)
                                                                        --------------  -------------

Cash flows from financing activities:
     Proceeds from exercise of warrants and options                                18         212,355
     Proceeds from issuance of common stock                                         -         115,327
     Proceeds from debentures                                                 255,000               -
     Cost of issuance of debentures                                           (41,960)              -
                                                                        --------------  -------------
Net cash provided by financing activities                                     213,058         327,682
                                                                        --------------  -------------

Net increase (decrease) in cash                                               (19,622)         55,292
Cash, beginning of year                                                        59,523           4,231
                                                                        --------------  -------------
Cash, end of year                                                       $      39,901   $      59,523
                                                                        ==============  =============
Supplemental Cash Flow Information:
     Cash paid for interest                                             $      25,932   $           -
                                                                        ==============  =============
     Cash paid for taxes                                                $           -   $           -
                                                                        ==============  =============


                             See accompanying notes to consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS
---------------------------

Nexland, Inc. ("the Company") designs, manufactures and sells broadband routers, known as Internet Sharing Devices. The Internet Sharing Devices are hardware routers that allow users, connected to the Internet, to share their Internet access at the same time using only one modem, one telephone line or cable connection, and one Internet access account. In addition, the Internet Sharing Devices are a "firewall," providing network security. Nexland products are unique in their capability to provide both Network Access Translation (NAT) technology with the higher level of data security using IPsec security (patent pending).

The Company was incorporated under the laws of the State of Delaware. In 1999, the Company merged with Windstar Resources, Inc. through a reverse merger and the surviving company changed its name to Nexland, Inc. For accounting purposes, the merger has been treated as a recapitalization of the Company.


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Nexland, Inc. and its subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The  Company   considers  all  highly  liquid  debt  instruments  with  original maturities of three months or less to be cash equivalents. The Company has no cash equivalents at December 31, 2001 and 2000.

Inventory
---------

Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

Long-lived Assets
-----------------

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If the evaluations indicate that the future undiscounted cash flows of the long-lived assets would not be sufficient to recover the carrying value of the assets, the assets would be adjusted to their fair values. Any long-lived assets held for disposal are adjusted to their fair value. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------

New Accounting Pronouncements
-----------------------------

On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other
Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Identifiable intangible assets will continue to be amortized over their estimated useful lives. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. The Company adopted SFAS 142 beginning January 1, 2002. The adoption of SFAS 142 is not expected to have a material impact on the Company's earnings or financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS 143 will not have a material impact on its financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes that the adoption of FSAS 144 will not have a material impact on its financial statements.

Revenue Recognition
-------------------

Revenue is recognized when products are shipped to the customer. Products are under an unconditional money-back guarantee for the first 30 days after purchase. A five-year warranty covering the repair of the unit is provided on all products. During the years ended December 31, 2001 and 2000, the Company did not experience any significant warranty expense.

Advertising
-----------

Advertising costs are charged to operations in the year incurred; such amounts aggregated $19,696 in 2001 and $38,878 in 2000.

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

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------

Net Loss Per Common Share
-------------------------

Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net loss per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share - Diluted is based on the weighted average number of common shares and dilutive potentially common shares outstanding during the year. The potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same.

Stock Compensation
------------------

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs of those plans using the methods prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected reporting for such plans under the provisions of APB No. 25.

Foreign Currency Translation
----------------------------

In accordance with FASB No. 52, "Foreign Currency Translation," the financial statements of the Company's Canadian subsidiary is re-measured using the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are re-measured into U.S. dollars at the year-end exchange rates. Non-monetary assets and liabilities and related income statement amounts are re-measured at historical exchange rates.

Reclassifications
-----------------

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on previously reported net loss.


NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

On January 31, 2001, the Company entered into a factoring agreement. The agreement was renewed on January 31, 2002 for an additional year. The agreement may be terminated by either party with proper notice given as defined. The Company has assigned substantially all of its accounts receivable to the factor, typically on a recourse basis. The Company may request advances up to 75% of the eligible receivables. The factor charges the Company a commission equal to ..0667% per day for each uncollected receivable from the invoice date to the payment date of the invoice, plus interest on advanced funds equal to the greater of 10% or the interest publicly announced by Citibank, N.A., plus 2% (6.75% at December 31, 2001). Obligations due to the factor under the factoring agreement are collateralized by receivables, as defined, and by all of the Company's inventory.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACCOUNTS RECEIVABLE, CONTINUED
---------------------------------------

Accounts receivable consist of the following at December 31, 2001 and 2000:

                                                      2001            2000
                                                   -----------    ----------
Receivables assigned to factor                     $  317,440     $        -
Advance from factor                                  (205,490)             -
                                                   -----------    ----------
Amounts due from factor                               111,950              -
Unfactored accounts                                    25,680        120,817
Allowance for returns and discounts                   (23,891)        (1,686)
                                                   -----------    -----------
                                                   $  113,739     $  119,131
                                                   ==========     ===========

Bad debt expense was $22,205 and $3,093 for the years ended December 31, 2001 and 2000, respectively.



NOTE 4 - INVENTORY
------------------

Finished goods inventories at December 31, 2001 and 2000 consist of Internet sharing devices held for resale. At December 31, 2001, inventory included a $109,485 deposit with the supplier in Taiwan. Allowances for obsolete inventory at December 31, 2001 and 2000 were $71,626 and $0 respectively.


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following:


                                                  2001            2000
                                           -------------    -------------

Furniture and fixtures                      $    54,433      $    23,715
Office equipment                                 29,182           17,930
                                            ------------     ------------
                                                 83,615           41,645
Less accumulated depreciation                   (21,112)          (9,573)
                                            ------------     ------------
                                            $    62,503      $    32,072
                                            ============     ============

Depreciation expense was $11,539 and $5,914 for the years ended December 31, 2001 and 2000, respectively.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEBT
-------------


Equity Line of Credit
---------------------

On March 19, 2001, the Company entered into a Line of Credit Agreement (the "Credit Line"). Pursuant to the Credit line, an institutional investor agreed, if requested by the Company, to purchase up to $5 million of the Company's debentures at a 20% discount from the market value. The agreement was terminated on January 28, 2002 and no amounts were obtained under the agreement.

Convertible Debentures
----------------------

The Company sold $255,000 of 6% convertible debentures in the three months ended June 30, 2001 through a Securities Purchase Agreement under Regulation D. The net proceeds after $41,960 costs incurred were $213,040. The intrinsic value of the beneficial conversion feature was recorded as a non-cash charge of $76,819 to interest expense and a corresponding credit to the additional paid in capital of the Company. The debenture holders are entitled to convert all or part of the principal amount plus accrued interest into shares of the Company's common stock equal to either (a) an amount equal to 120% of the closing bid price of the Company's common stock as of the date of the debenture issuance, or (b) an amount equal to 80% of the lowest three closing bid prices of the Company's common stock for the 10 days immediately preceding the date of conversion of the debenture. On August 7, 2001, the Company filed a registration statement covering 13,000,000 shares of the Company's common stock, which included conversion shares of common stock underlying the debentures. On January 28, 2002, the Company withdrew the registration statement. The debentures are subordinate and junior in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $250,000. The Company has the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures upon the five-year anniversary of the debenture issuance. The debentures mature in 2006. Accrued interest at December 31, 2001 was $9,230.


The Company is obligated to use reasonable efforts to prepare and file with the Securities and Exchange Commission ("SEC"), a registration statement on Form S-1 under the 1933 Act. This would register for resale, the shares of the common stock to be issued upon conversion of the convertible debentures. Since the Company did not register the securities, the convertible debentures are due upon demand and are accordingly presented as a short-term liability. The Company is obligated to pay 2% of the liquidated value of approximately $5,000 as liquidated damages.


NOTE 7 - CONCENTRATIONS
-----------------------

Dependency On a Customer
------------------------

In 2001, approximately 29% of the Company's revenues were generated by one customer in the technology sector. In 2000, approximately 18% of the Company's revenues were generated by one customer in the financial industry sector.

Concentrations of Credit Risk

The Company manufactures and distributes Internet sharing boxes to companies in diversified industries. The Company routinely assesses the financial strength of its customers and as a consequence believes its trade accounts receivable credit risk is limited. The Company generally does not require collateral. As of December 31, 2001, no individual customer balance exceeded 10% of the total accounts receivable balance.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - CONCENTRATIONS, CONTINUED
----------------------------------

Concentrations of Bank Risk
---------------------------

The Company maintains its cash in deposit accounts at two financial institutions, which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2001 and 2000, the Company had no cash balances in excess of FDIC insurance limits and the Company has not experienced any losses in such accounts.


NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

Dependency On a Supplier
------------------------

The Company purchases all its Internet sharing devices from one supplier, Smerwick, Ltd. The supplier is located in Taiwan, and its principal shareholders are also principal shareholders of the Company. Purchases from Smerwick aggregated $1,614,144 and $621,000 for 2001 and 2000, respectively. Although there are a limited number of manufacturers of the particular Internet Sharing Devices, management believes that other suppliers could provide similar Internet sharing devices on comparable terms. An unexpected change in this supplier, however, could cause a delay in manufacturing and affect results adversely.

The Company has entered into a manufacturing agreement with a U.S. manufacturer and intends to begin production in the U.S. during the second quarter of 2002. The Company's present supplier will continue to produce the Company's product as needed and no production delays are anticipated.

On October 18, 2000, the Company entered into an agreement with Smerwick, Ltd. to issue 500,000 shares of its common stock to satisfy supplier payables of $486,441. According to the agreement, the Company has the option (as defined) to repurchase the 500,000 shares. In the event Smerwick sells the shares for an amount less than the supplier debt of $486,441, the Company will be indebted to Smerwick for the shortfall. Since the Company is ultimately liable for repayment of this obligation, the Company has not recorded the satisfaction of this obligation for the 500,000 shares of issued stock.

On December 21, 2001, the 500,000 shares were returned to the Company and retired. At December 31, 2001, the Company owed Smerwick $666,209.

Contributed Research and Development
------------------------------------

Smerwick, Ltd., a company controlled by a principal shareholder, incurs research and development ("R&D") costs on the Company's behalf for the further development of the Internet Sharing Devices. In this connection, the Company recorded capital contributions of $183,487 and $318,850 in 2001 and 2000 respectively, which represent the actual costs, incurred by this company on Nexland's behalf. These services consist primarily of the technician salaries located in Taiwan. The Company created an internal research and development department during the fourth quarter of 2001 and all subcontracted R&D will be transferred to the Company in 2002.

Nexland S.A.
------------

The Internet Sharing Device was initially developed by Nexland S.A. in France. In 1997, Nexland, Inc. began enhancing the core technology and developed various components.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

On September 15, 1999, Nexland S.A. and Nexland, Inc. signed a technology sharing agreement whereby Nexland Inc. and Nexland S.A. would share technology developed by either company. Additionally, on September 20, 2000, Nexland S.A. and Nexland, Inc. signed a ten-year licensing agreement whereby Nexland, Inc. granted names, logos, marketing techniques, trade secrets and know-how for sale in products to Europe, Africa and the Middle East. Nexland S.A. granted Nexland, Inc. exclusive rights to its technology, whether or not patented or patent pending, trademarks, trade names, logos marketing techniques, trade secrets and know-how for sale in products to the rest of the world, excluding Asia, which is open to both companies.

In March 2000, the Company entered into a five-year consulting agreement with Nexland S.A. that provided for compensation of $175,000 per annum if the Company was able to obtain at least $1,000,000 in financing. This agreement may be terminated without cause after December 31, 2001, other than in connection with a change of control, in which case Nexland S.A. would received one year of severance pay. No payments were made or accrued under this agreement in 2001 or 2000.

On December 31, 2000, the Company granted nonqualified options pursuant to the 2000 Stock Incentive Plan to a law firm to purchase up to 238,000 shares of Common Stock at an exercise price of $0.25 per share. The law firm and certain partners therein are shareholders of the Company. These options vest immediately and may be exercised within ten years of the date of grant. The Company recorded the fair value of each option at the grant date by using the Black-Scholes option-pricing model. The fair value of these options amounting to $38,000 was charged to operations in 2000.

Commencing January 1, 2001, the Company agreed to pay I. Dan Sultan, principal stockholder of the Company and of Nexland S.A., $150,000 per annum for consulting services. During 2001, the Company paid $52,000 and accrued the balance of $98,000.

On November 16, 2001, Nexland S.A. waived certain provisions in the 2000 licensing agreement with respect to a large customer. Nexland, Inc. was authorized to design and manufacture certain products for purchase, distribution and sale by this certain customer.


NOTE 9 - INCOME TAXES
---------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At December 31, 2001 and 2000, the Company had federal net operating losses ("NOL") of approximately $1,600,000 and $1,000,000, respectively. The NOL expires during the years 2018-2019.

In the event of a change in ownership of the Company, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code.

The Company has not recognized any benefit of net operating loss carryforwards in the accompanying financial statements in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," as the realization of this deferred tax benefit is not more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax assets.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES, CONTINUED
--------------------------------

The net provision (benefit) for income taxes consisted of the following at December 31, 2001 and 2000:

                                                   2001        2000
                                               -----------  -----------


      Current income taxes                     $        -   $        -
      Deferred income taxes                             -            -
                                               ----------   ----------
      Net provisions(benefit for income taxes  $        -   $        -
                                               ==========   ==========


Significant components of the Company's deferred tax liabilities and assets at December 31, 2001 and 2000 are as follows:


                                                        2001          2000
                                                    -------------   -----------
Deferred tax assets:
    Professional and consulting fees                 $   868,142   $   596,655
     Accrued salaries                                     78,469             -
     Allowance for inventory                              26,953             -
     Allowance for doubtful accounts                       8,355
     Other                                                86,105       110,938
     Net operating loss carry forwards                   597,593       392,407
     Valuation allowance for deferred tax assets      (1,665,617)   (1,100,000)
                                                     -----------   -----------
Net deferred tax asset                               $         -   $         -
                                                     ===========   ===========


A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to pre-tax loss before loss is summarized as follows:

                                                                   2001                  2000
                                                                -----------           -----------

U.S. Federal statutory rate on earnings (loss)
  before income taxes                                           $ (566,849)           $  (978,000)

State income tax, net of Federal benefit                           (52,511)              (112,000)

Increase in valuation allowance                                    619,360              1,090,000
                                                                -----------           -----------
Income tax expense (benefit)                                    $        -            $        -
                                                                ===========           ===========

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

2001
----

In connection with entering into the Equity Line of Credit (see Note 6), the Company also entered into consulting services agreement relating to capital investment and/or debt financing, which was subsequently terminated. Under the agreement, the consultant was to receive a fee equal to 8.4% of the gross proceeds from each advance under the Equity Line of Credit. In addition, on March 16, 2001, the Company issued 126,000 shares of its common stock valued at $0.70 per share pursuant to the consulting services agreement. The Company recorded compensation expense of $88,590. The Company has granted the Equity Line of Credit investor, the consultant and the placement agent certain registration rights.

The Company issued options to purchase 5,095,179 shares of its common stock to various consultants and employees. These options were issued at various prices between $0.25 and $.70 per share. The Company recorded compensation expense of $424,854.

On October 18, 2000, the Company entered into an agreement with Smerwick, Ltd. to issue 500,000 shares of its common stock as satisfaction of supplier payables of $486,441. During the year ended December 31, 2001, Smerwick returned the shares to the Company and the agreement was cancelled. See Note 8.

2000
----


On May 1, 2000, pursuant to an employment contract between the Company and the Company's Chief Financial Officer, the Company issued 200,000 restricted shares of common stock to him. In connection with the employment agreement, the Company recorded unearned compensation in the amount of $500,000 representing the fair value of the common stock at the date of the grant. Such amount is being amortized over the period of the employment agreement. Compensation expense was $249,996 and $166,664 during 2001 and 2000, respectively.

The Company issued 30,000 shares of common stock to the former CEO and President of WindStar, for management and financial consulting services. In addition, the Company issued 39,213 shares of common stock as a result of a late filing of the Company's Form S-1. These two transactions were recorded as a charge to operations and credit to equity for $381,907.

In August, in connection with a private placement, the Company issued 254,741 shares of common stock at prices ranging from $0.12 to $0.45 per share for cash of $115,327.

On April 25, pursuant to an employment contract with the former CEO, the Company issued 1,170,000 shares of common stock. In connection with the CEO's resignation, the 1,170,000 shares of common stock issued in connection with his employment agreement were forfeited. The Company in consideration of the termination of the employment agreement issued 500,000 shares of common stock to the former executive. The Company recorded compensation expense in the amount of $1,125,000.

On December 31, the Company and an officer and principal shareholder, Mr. Sultan agreed to convert an unsecured demand loan of $196,367 plus interest into 196,367 shares of common stock. At the date of this transaction, the Company's common stock had a fair value of $0.45 per share. Accordingly, the Company recorded $108,001 as the excess of the existing obligation over the fair value of the common stock as a capital contribution.

The Company issued 212,355 shares of common stock when a former officer of the Company and a private investor exercised options and warrants at $1.00 per share.

NOTE 10 - STOCKHOLDERS' EQUITY CONTINUED
----------------------------------------

The Company issued options to purchase shares of common stock to several consultants, resulting in a charge to operations of $75,000.

The Company extended the time to exercise certain warrants, recording a charge to operations of $77,000.


NOTE 11 - OPTIONS AND WARRANTS
------------------------------

Stock Incentive Plan
--------------------

On September 6, 2000, the Company adopted a Stock Incentive Plan (the "Plan"), which provides for the granting of 6,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or non-qualified options.

During 2001, the Company granted options to purchase 3,329,000 shares of common stock within the Plan at prices ranging from $0.25 to $0.70 per share. During 2000, the Company granted options to purchase 2,323,000 shares of common stock with the Plan at prices ranging from $0.12 to $0.927 per share.

At December 31, 2001, 4,887,000 shares of common stock were reserved for issuance under outstanding options under the Plan and 1,113,000 shares of common stock available options under the Plan. At December 31, 2000, 2,298,000 shares of common stock were reserved for issuance under outstanding options and 3,702,000 shares of common stock were available under the Plan.

The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


                                                 2001                   2000
                                           ----------------       ----------------

Net loss as reported                        $  (1,667,202)         $  (2,876,244)
                                            ==============         ==============
Proforma net loss                           $  (2,656,552)         $  (3,422,565)
                                            ==============         ==============
Basic earnings (loss) per share as reported         (0.05)                 (0.08)
                                            ==============         ==============
Basic earnings (loss) per share pro forma           (0.07)                 (0.09)
                                            ==============         ==============


The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model based on the following assumptions:

                                                2001                   2000
                                           ----------------       ----------------

Risk free interest rate                     5.10% - 6.02%          5.10% - 6.02%
Expected life                               9.75 - 10 years        9.75 - 10 years
Expected volatility                              49%                     49%
Dividend yield                                   0.0%                     0.0%


NOTE 11 - OPTIONS AND WARRANTS, CONTINUED
-----------------------------------------

Stock Incentives Outside the Plan
---------------------------------

Options have been granted outside of the plan with approval of the Board of Directors for non-employees of the Company providing consulting services. The

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has granted options to purchase 1,766,179 and shares of common stock outside of the Plan during the year ended December 31, 2001. No options were granted outside of the Plan during the year ended December 31, 2000.

During 2001, the Company granted options to consultants to purchase shares of common stock as follows:

         Five advisory board members were granted options to purchase 100,000 shares of common stock at $0.30 per share. An individual advisor was granted options to purchase 100,000 shares of common stock at $0.35 per share and 500,000 shares of common stock at $0.27 per share. These options vested immediately and expire in 2011. The board was terminated during 2001.

         A management consultant was granted options to purchase 100,000 shares of common stock at $0.45 per share. These options vested immediately and expire in 2011.

         A financial advisor was granted options to purchase 500,000 shares of common stock at $0.35 per share. These options vest in July 2002 and expire in 2011.

         In return for legal services, a lawyer was granted options to purchase 66,179 shares of common stock at $0.30 per share. These options vested immediately and expire in 2011.

For options granted outside of the Plan, the Company recorded the fair value of each option at the grant date by using the Black-Scholes option-pricing model. The fair value of these options amounting to $424,854 was charged to operations in 2001.

Warrants
--------

At December 31, 2000, there were 3,089,203 warrants to purchase shares of common stock. These warrants expired in 2001.

The Company's predecessor (WindStar) issued 1,600,000 units in exchange for certain obligations in 1996. Each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant."

In September 2000, private investors exercised "Class A Warrants" to purchase 52,355 shares of the Company's common stock at $1.00 per share. No "Class B Warrants" were exercised.

In March 2001, private investors exercised "Class A Warrants" to purchase 7 shares of the Company's common stock at $2.50 per share. No "Class B Warrants" were exercised. The remaining 1,547,638 "Class A Warrants" and "Class B Warrants" expired in August 2001.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - OPTIONS AND WARRANTS, CONTINUED
-----------------------------------------

The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted. Information with respect to stock options is as follows:

                                                               2001                                 2000
                                                 -------------------------------      ---------------------------------
            Year ended December 31               Price per Share        Amount        Price per Share         Amount
-----------------------------------------------  ---------------    ------------      ---------------    --------------

Options outstanding at January 1                 0.12 - 0.927         2,298,000             -                   -
Options granted                                   0.25 - 0.70         5,095,179         0.12 - 0.927       2,323,000
Options exercised/surrendered                                                 -                                    -
Options forfeited                                 0.29 - 0.70          (740,000)           0.843             (25,000)
                                                                    ------------                         --------------
Options outstanding at December 31                                    6,653,179                            2,298,000
Options available for grant at December 31                            1,113,000        $                   3,702,000
                                                                    ------------                         --------------
Total reserved shares                                                 7,766,179                            6,000,000
Options exercisable at December 31                                    4,539,179                            1,453,000
                                                                    ============                         ==============

The following table summarizes information about stock options at December 31, 2001:


                                Number        Weighted                        Number of
                                Options        Average         Weighted        Options         Weighted
                              Outstanding     Remaining         Average     Exercisable at      Average
                             December 31,    Contractual        Exercise    December 31,        Exercise
Range of Exercise Prices         2001           Life              Price        2001              Price
------------------------    --------------  -------------     -----------  ---------------   --------------

$0.12 - $0.29                   2,613,000       9.32             $0.222         2,251,750      $0.216
$0.30 - $0.45                   3,135,179       9.58             $0.344         1,836,179      $0.346
$0.843 - $0.927                   905,000       8.69             $0.871           451,250      $0.878
                             ------------                                   --------------
                                6,653,179                                       4,539,179
                             ============                                   ==============



The following table summarizes information about stock options at December 31, 2000:


                                Number        Weighted                        Number of
                                Options        Average         Weighted        Options         Weighted
                              Outstanding     Remaining         Average     Exercisable at      Average
                             December 31,    Contractual        Exercise    December 31,        Exercise
Range of Exercise Prices         2001           Life              Price        2001              Price
------------------------    --------------  -------------     -----------  ---------------   --------------

$0.12 - $0.132                  750,000         9.91             $0.125           750,000        $0.125
$0.23 - $0.25                   623,000         10.00            $0.241           553,000        $0.242
$0.843 - $0.927                 925,000         9.75             $0.870           150,000        $0.843
                            --------------                                 ---------------
                              2,298,000                                         1,453,000
                            ==============                                 ===============

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Settlement Agreements
---------------------

During 2000, the Company issued 30,000 shares of common stock to Fred Schmid, former CEO and President of WindStar, for management and financial consulting services, which were recorded by a charge to operations and credit to equity for $134,375. In addition, the Company issued 39,213 shares of common stock to Schmid and Erik Nelson, both of whom were former stockholders of WindStar, as a result of a late filing of the Company's Form S-1 (penalty shares), which resulted in a charge to operations and a credit to equity for $247,532.

On November 22, 2000, the Company entered into a settlement agreement in which it agreed to dismiss a threatened lawsuit against Fred Schmid, Fred Schmid, Inc., Dale Runyon, a former principal shareholder of WindStar, and Erik Nelson (WindStar parties), and to terminate Schmid's consulting agreement. In this connection, Schmid and Nelson agreed to escrow the consulting shares and the penalty shares with an Escrow Agent and Dale Runyon agreed to return 800,000 transfer shares of common stock that were issued to him in a prior year. The settlement agreement provides that the escrow agent hold the above-mentioned shares until such time as a Form S-1 is declared effective by the SEC. After a Form S-1 is declared effective, the shares will be given to the Company. Upon completion of the stock transfer and a Form S-1 being declared effective, the agreement will be deemed to be fully performed and the Company will record the return of these shares. On January 28, 2002 the S-1 was withdrawn and the Company will rely on the opinion of counsel on the appropriate time to record the return of these shares.

Other Liabilities
-----------------

In connection with the reverse merger in 1999, the Company assumed various current liabilities. As of December 31, 2001 and 2000, such liabilities aggregated $97,356 and $97,356, respectively.

Lease Commitments
-----------------

The Company leases commercial office space in Florida and Canada and office equipment under lease agreements, which expire at various dates through 2003. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. Rental expense for 2001 and 2000 aggregated approximately $141,000 and $81,000, respectively. The Company has recorded the effect of straight-lining the rent expense over the actual payments. In this connection, $0 and $36,000 is included in accrued expenses as of December 31, 2001 and 2000, respectively.

Minimum rental obligations under all non-cancelable operating leases with terms of one year or more as of December 31 are as follows:

        Years ending December 31,                               Amount
    -----------------------------------                  ------------------
                   2002                                     $    144,054
                   2003                                           67,236
                   2004                                                -
                                                            -------------
                                                            $     211,290
                                                            =============

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPERATIONS IN GEOGRAPHIC AREAS
----------------------------------------

Identifiable assets are those assets of the Company that are identified with operations in each geographic area.


                                                                                  Adjustments
                                                                                      and                 Consolidated
Year ended December 31, 2001:                  United States       Canada         Eliminations               Total
-----------------------------------            -------------    ------------     -------------            ------------
Sales to unaffiliated customers                $   2,927,322    $ 1,152,848      $           -            $   4,080,170
Transfers between goegraphic areas                   679,584              -          (679,584)                        -
                                               -------------    -----------      -------------            -------------
Total sales                                    $   3,606,906    $ 1,152,848      $   (679,854)            $   4,080,170
                                               =============    ===========      ============             =============
Operating profit (loss)                        $  (1,507,747)   $   (47,474)     $          -             $  (1,555,221)
                                               ==============   ===========      =============            ==============
Identifiable assets as of December 31, 2001          516,244    $   127,348      $    (33,039)            $     610,553
                                               ==============   ===========      ============             =============





                                                                                  Adjustments
                                                                                      and                 Consolidated
Year ended December 31, 2000:                  United States       Canada         Eliminations               Total
-----------------------------------            -------------    ------------     -------------            ------------
Sales to unaffiliated customers                $   1,208,990    $   263,960      $           -            $   1,472,950
Transfers between goegraphic areas                   160,781              -          (160,781)                        -
                                               -------------    -----------      -------------            -------------
Total sales                                    $   1,369,771    $   263,960      $   (160,781)            $   1,472,950
                                               =============    ===========      ============             =============
Operating profit (loss)                        $  (2,858,322)   $     5,037      $           -            $  (2,853,285)
                                               ==============   ===========      =============            ==============
Identifiable assets as of December 31, 2000          296,841    $    80,664      $    (60,830)            $     316,675
                                               ==============   ===========      ============             =============


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

The carrying amount of cash, accounts receivables, deposits, accounts payable, other payables and debentures approximates fair value because of their short maturities.


NOTE 15 - GOING CONCERN
-----------------------

During the years ended December 31, 2001 and 2000, the Company incurred losses of $1,667,202 and $2,876,244, has a working capital deficiency of $1,057,863 and $594,066 and has $39,901 and $59,523 of cash at December 31, 2001 and 2000, respectively, all of which raises substantial doubt about the Company's ability to continue as a going concern.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - GOING CONCERN, CONTINUED
----------------------------------

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

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

       o In March 2002, the Company entered into an employment agreement with a sales executive to develop a comprehensive sales methodology.

       o In January 2002, the Company moved its research and development to the United States in order to develop new products.

Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 14, 2000, our Company dismissed Williams & Webster, P.S. Williams & Webster, P.S.'s report on our financial statements did not contain an adverse opinion or disclaimer of opinion or was not qualified or modified, as to uncertainty, audit, scope or accounting principles. The decision to change accountants was recommended and approved by our Company's Board of Directors. During the two most recent fiscal years and during any subsequent interim periods preceding the decision, there were no disagreements with Williams & Webster, P.S. on any manner of accounting of principles or practice, financial statement disclosure or auditing scope or procedure, which would have caused it to make a reference to the subject matter of the disagreements in connection with its report. The reason for our decision to change accounting firms was that our business and administration is located in Miami, Florida. Williams & Webster, P.S. is located in Spokane, Washington. Accordingly, on May 12, 2000, we engaged the accounting firm of BDO Seidman, LLP to serve as our independent accountants for the year ended December 31, 2000.

         On July 2, 2001, our Company dismissed BDO Seidman, LLP as its independent certified public accountant. BDO Seidman's report on our Company's financial statements for the fiscal year ended December 31, 2000 contained an explanatory paragraph expressing substantial doubt about our Company's ability to continue as a going concern. BDO Seidman's dismissal was approved by our Company's Board of Directors. During our Company's most recent fiscal year, as well as any subsequent interim period through July 2, 2001, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. BDO Seidman communicated by letter dated January 26, 2001 to the audit committee of our Company's Board of Directors, three material weaknesses in internal controls relating to the following areas: (1) recording significant transactions on a timely basis; (2) lack of written policies setting forth our Company's policies and procedures relating to accounting internal controls and safeguarding of corporate assets; and (3) lack of financial personnel with a professional certification in accounting or equivalent experience.

         On July 2, 2001, our Company engaged Daszkal Bolton LLP as its principal accountant to audit our Company's financial statements. Our Company did not consult Daszkal Bolton on any matters during our Company's two most recent fiscal years or any subsequent interim period prior to engaging Daszkal Bolton.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers and their ages as of April 1, 2002, are as follows:

NAME                                               AGE          POSITION
-------------------------                     -----------       ---------------------------------------------

Gregory S. Levine                                  35           President, Chairman of the Board of Directors

Martin E.  Dell'Oca                                39           Chief Financial Officer, Secretary and Director

I. Daniel Sultan                                   51           Director



TERM OF OFFICE

         The terms of office of the current directors continue until the next annual meeting of shareholders, which the bylaws of our Company provide shall be held on the third Friday of November of each year; officers are elected at the annual meeting of the Board of Directors, which immediately follows the annual meeting of shareholders. In August 2000 the Company had its annual meeting of shareholders at which time the current directors were elected for an additional term.

         The following is a brief description of the background of the directors and executive officers of our Company.

         GREGORY SCOTT LEVINE, President and Chairman of our Board of Directors, received his Bachelor of Arts Degree in Speech, Communication and English Writing from the University of Florida in 1989. In 1991, Mr. Levine entered the computer industry as Purchasing Manager with All Exim, located in Miami, Florida, where he was employed until 1995. From 1995 to 1997, Mr. Levine worked as a self-employed consultant. In 1997, Mr. Levine was hired as the Business Unit Manager for Mass Storage and Components for Computer 2000/AmeriQuest Technologies where he supervised the business unit and was associated with the development of the OEM Memory Broker Desk. In 1998, when C2000 sold AmeriQuest, Mr. Levine opened his own consulting firm, the HG America Group, Inc., which served major industry telephone companies (AT&T, GTE, Bell Atlantic) with Internet sharing and firewall products. Mr. Levine operated HG America Group, Inc. until he joined our Company in December, 1998. None of Mr. Levine's prior employers are affiliated with our Company.

         MARTIN E. DELL'OCA, became Chief Financial Officer and a member of the Board of Directors of our Company in May 2000. During March and April 2000, Mr. Dell'Oca was a self-employed consultant to our Company. From May 1998 to December 1999, Mr. Dell'Oca served as Chief Financial Officer of CHS Dinexim after Dinexim was sold to CHS. From 1995 to May 1998, Mr. Dell'Oca was the Chief Financial Officer of Dinexim. Mr. Dell'Oca received his undergraduate degree in Marine Science and Economics from the University of Miami in 1985 and a Masters Degree in International Business from Florida International University in 1989.

         ISRAEL DANIEL SULTAN, is the founder of Nexland, Inc. and a Director. Mr. Sultan began his career as a Nuclear Physics System Programmer at the College de France Laboratory of Nuclear Physics. In 1973, he started a software training center in France, which is still in business today under the direction of his wife. In 1990, Mr. Sultan ran IPC France, a startup PC manufacturer, which grew to obtain 5% of the French market in three years, prior to being sold in 1993. In 1994, Mr. Sultan founded Nexland, LP and is currently Technical Director of Nexland France and a principal shareholder of our Company. Mr. Sultan assisted our Company in becoming the first company to offer a digital subscriber line and cable modem sharing device based upon the Internet protocol of pppoe (point-to-point over ethernet). Mr. Sultan earned his Ph.D. in computing from the University of Paris, Jussieu, in 1986.


EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid by our Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2001 and 2000 to our Company's two highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. No other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth compensation for the fiscal year ended December 31, 2001 for our current executive officers:


                           SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION                                LONG-TERM COMPENSATION
                    ------------------------------------------------     -------------------------------------------------
                                                                            AWARDS                   PAYOUTS
                                                                         -----------   -----------------------------------
(A)                   (B)         (C)          (D)           (E)             (F)           (G)        (H)          (I)
                                                                          RESTRICTED   SECURITIES
NAME & PRINCIPAL                                         OTHER ANNUAL       STOCK      UNDERLYING     LTIP      ALL OTHER
COMPENSATION         YEAR     SALARY ($)    BONUS ($)  COMPENSATION ($)     AWARDS       OPTIONS    PAYOUTS   COMPENSATION
-----------------   ------   ------------  ----------- ----------------- ------------  -----------  -------   ------------

Greg Levine            2001       $150,000        -0-               -0-           -0-   400,000(1)       -0-     $25,000(2)
  President and        2000       $100,000        -0-           $10,000           -0-   700,000(3)       -0-            -0-
  Chairman of          1999            -0-        -0-               -0-           -0-          -0-       -0-            -0-
  the Board

Martin Dell'Oca        2001       $150,000        -0-               -0-           -0-   400,000(4)       -0-     $25,500(5)
  Chief                2000     $92,667(6)        -0-               -0-   $500,000(7)   400,000(8)       -0-            -0-
  Financial            1999            -0-        -0-               -0-           -0-          -0-       -0-            -0-
  Officer and
  Secretary



(1)      Mr. Levine received 400,000 vested options in 2001.

(2) Represents the value, at fiscal year end, of unexercised in-the-money options granted in 2001.

(3) Mr. Levine received 700,000 options in 2000, of which 587,500 are currently vested and, commencing September 6, 2001, 37,500 options vest each year for a 4-year period.

(4)      Mr. Dell'Oca received 400,000 vested options in 2001.

(5) Represents the value, at fiscal year end, of unexercised in-the-money options granted in 2001.

(6) Mr. Dell'Oca received $76,000 as salary and $16,667 for consulting services rendered to our Company from March 1 to April 30, 2000, prior to his position as Chief Financial Officer.

(7) Mr. Dell'Oca received 200,000 shares of common stock of our Company on May 1, 2000. Such common stock is forfeitable by Mr. Dell'Oca if he resigns from our Company prior to the expiration of his two year employment term or if he is terminated for "cause." Our Company recorded the transaction at a market value of $2.50 per share and is amortizing it over 24 months.

(8) Mr. Dell'Oca received 400,000 options in 2000, of which 287,500 are currently vested and, commencing September 6, 2001, 37,500 options vest each year for a 4-year period.

EMPLOYMENT AGREEMENTS

         On May 1, 2000, our Company entered into a five-year employment agreement with Mr. Levine. Pursuant to this agreement, Mr. Levine is employed as the President of our Company. Mr. Levine has an annual base salary of $100,000, which will increase to $150,000 upon our Company obtaining equity investments and/or debt financing totaling in the aggregate of at least $1,000,000. In addition, Mr. Levine will be entitled to incentive bonus compensation in an amount to be determined by our Board of Directors. In the event that Mr. Levine's employment is terminated by our Company without "cause," other than in connection with a change of control, he is entitled to receive his salary for a period of 12 months from the date of termination. The agreement provides that Mr. Levine will not compete with our Company during his employment and for one year thereafter. On January 1, 2001, the Board of Directors of our Company and Mr. Levine agreed to increase Mr. Levine's annual base salary to $150,000 and remove the provision in the agreement that provides an increase in the salary in the event the Company obtains equity financing.

         On May 1, 2000, our Company entered into a two-year employment agreement with Mr. Dell'Oca. Pursuant to this agreement, Mr. Dell'Oca is employed as the Chief Financial Officer of our Company. Mr. Dell'Oca has an annual base salary of $100,000, which will increase to $120,000 upon our Company obtaining equity investments and/or debt financing totaling in the aggregate of at least $1,000,000. In addition, Mr. Dell'Oca received 200,000 shares of common stock of our Company, which will be forfeited by Mr. Dell'Oca if he resigns from his employment prior to the expiration of the employment term or if he is terminated for "cause." Mr. Dell'Oca has piggy-back registration rights with respect to his stock in our Company. In the event that Mr. Dell'Oca's employment is terminated by our Company on or after May 1, 2001 without "cause," other than in connection with a change of control, he is entitled to receive his salary for a period of 12 months from the date of termination. The agreement provides that Mr. Dell'Oca will not compete with our Company during his employment and for one year thereafter. On January 1, 2001, our Board of Directors and Mr. Dell'Oca agreed to increase Mr. Dell'Oca's annual base salary to $150,000 and remove the provision in the agreement that provides an increase in the salary in the event the Company obtains an equity financing.

         The following table contains information regarding options exercised in the year ended December 31, 2001 and the number of shares of common stock underlying options held as of December 31, 2001 by our Company's executive officers.


                        AGGREGATED OPTIONS/SAR EXERCISES

                             IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTIONS/SAR VALUES(1)

                                                                                NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                         SHARES                                UNDERLYING UNEXERCISED         IN-THE-MONEY
                                       ACQUIRED ON              VALUE              OPTIONS/SAR'S             OPTIONS/SAR'S
NAME                                    EXERCISE            REALIZED ($)       AT FISCAL YEAR END(1)     AT FISCAL YEAR END(2)
-----------------------------        ----------------      --------------     ------------------------  -----------------------

Gregory S. Levine                           -0-                  -0-          Exercisable:     987,500       $126,500
                                            -0-                  -0-          Unexercisable:   112,500             --

Martin Dell'Oca                             -0-                  -0-          Exercisable:     687,500        $84,500
                                            -0-                  -0-          Unexercisable:   112,500             --

---------------------------------
(1) These grants represent options to purchase common stock. No SAR's have been granted.


(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of December 31, 2001.


         The following table contains information regarding grants of stock options made during the year ended December 31, 2001 to our Company's executive officers.


OPTION/SAR GRANTS TABLE

                                                               % TOTAL
                                    NO. OF SECURITIES       OPTIONS/SAR'S
                                       UNDERLYING            GRANTED TO
                                      OPTIONS/SAR'S         EMPLOYEES IN       EXERCISE OR BASE PRICE
              NAME                     GRANTED (#)         FISCAL YEAR (%)         ($ PER SHARE)            EXPIRATION DATE
-------------------------------    ------------------     -----------------    -----------------------     -----------------

Gregory S. Levine                       150,000                 3.9%                    $0.400          May 23, 2011
                                        150,000                 3.9%                    $0.290          November 28, 2011
                                        100,000                 2.6%                    $0.310          December 19, 2011

Martin Dell'Oca                         150,000                 3.9%                    $0.400          May 23, 2011
                                        150,000                 3.9%                    $0.290          November 28, 2011
                                        100,000                 2.6%                    $0.310          December 19, 2011


COMPENSATION OF DIRECTORS

         The shareholders elect all directors for a two-year term. No directors are paid for their services on the Board, except that non-employee directors will be granted options to purchase shares of our Company's common stock on an annual basis. These options have an exercise price equal to the fair market value of such stock on the date of grant, are immediately exercisable and have up to a ten-year term.

STOCK INCENTIVE PLAN

         On September 6, 2000, our Company adopted a Stock Incentive Plan, which provides for the granting of 6,000,000 stock options and stock appreciation rights to key employees. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or non-qualified options.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 1, 2002, as to (i) each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers of our Company as a group.

         For the purpose of this table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 1, 2002. Shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for the purposes of computing the percentage ownership of each other person.



                                                                             COMMON STOCK
                                                                          BENEFICIALLY OWNED
                          NAME AND ADDRESS
                          OF BENEFICIAL OWNER                          NUMBER         PERCENTAGE(1)
                          --------------------------------           ------------     -------------

                          I.  Daniel Sultan                       13,711,251(2)(3)             37.31%
                          P.O. Box 3783
                          Hallandale, Florida  33008

                          Andre Chouraqui                             5,044,500                14.15%
                          Barker Road #2, House #9
                          The Peak, Hong Kong

                          Laurent Solomon(4)                          5,044,500                14.15%
                          P.O.  Box 9096
                          Daytona Beach, Florida  32120

                          Greg Levine                              3,622,250(5)(6)              9.86%
                          P.O.  Box 693267
                          Miami, Florida 33169

                          Yves Many(7)                                2,522,250                 7.07%
                          P.O.  Box 693267
                          Miami, Florida 33169

                          Martin Dell'Oca                           1,000,000(8)                2.74%
                          385 Hampton Lane
                          Key Biscayne, FL 33149

                          All directors and executive                18,333,501                49.91%
                          officers as a group (3 persons)

(1) Applicable percentage of ownership is based on 35,653,385 shares of common stock outstanding as of April 1, 2002, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting an investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 1, 2002 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of our Company.

(2) Includes 12,414,884 shares that are held of record by BH Investor Group, LLC. This entity is controlled by Israel Daniel Sultan.

(3) Includes options owned by Mr. Sultan to acquire 1,100,000 shares of our Company's common stock.

(4) These shares are held of record by Fast-Access Group, LLC. This entity is controlled by Laurent Solomon.

(5) Includes 2,522,250 shares that are held of record by Broadband Investor Group, LLC. This entity is controlled by Greg Levine, our President.


(6) Includes options owned by Mr. Levine to acquire 1,100,000 shares of our Company's common stock..

(7) These shares are held of record by High-Speed Venture, LLC. This entity is controlled by Yves Many.

(8) Includes 200,000 shares of our Company's common stock that were granted to Mr. Dell'Oca pursuant to his employment agreement. These shares are subject to forfeiture under certain conditions and are held in escrow during the forfeiture period. Also includes options to acquire 800,000 share of our Company's common stock.


         To the knowledge of our management, there are no present arrangements or pledges of securities of our Company, which may result in a change in control of our Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons, including any loans or compensation to such persons, will be approved by a majority of disinterested members of the Board of Directors.

         Our Company has not engaged in any transactions with management or others in which the amount involved exceeds $60,000 other than the following:

         In January 2001, our Company agreed to pay consulting fees of $150,000 to I. Daniel Sultan, of which our Company paid $52,000 in cash and accrued $98,000 of these consulting fees.

         During 2001, our Company issued the following options to purchase shares of common stock:


DATE OF ISSUANCE           RECIPIENT                   NUMBER OF OPTIONS         EXERCISE PRICE       EXPIRATION DATE

May 23, 2001               I. Daniel Sultan                  150,000                  $0.44           May 23, 2011
May 23, 2001               Gregory Levine                    150,000                  $0.40           May 23, 2011
May 23, 2001               Martin Dell'Oca                   150,000                  $0.40           May 23, 2011

November 28, 2001          I. Daniel Sultan                  150,000                  $0.32           November 28, 2011
November 28, 2001          Gregory Levine                    150,000                  $0.29           November 28, 2011
November 28, 2001          Martin Dell'Oca                   150,000                  $0.29           November 28, 2011

December 19, 2001          I. Daniel Sultan                  100,000                  $0.34           December 19, 2011
December 19, 2001          Gregory Levine                    100,000                  $0.31           December 19, 2011
December 19, 2001          Martin Dell'Oca                   100,000                  $0.31           December 19, 2011


         On March 14, 2000, we entered into a five-year Consulting Agreement with Nexland France, which provides for the following:

         o $175,000 per annum for consulting services if we obtain at least $1,000,000 in financing;

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

         On April 25, 2000, our Company issued 1,170,000 shares of common stock to Enrique Dillon, former Chief Executive Officer of our Company, pursuant to an employment agreement. In connection with Mr. Dillon's resignation, the 1,170,000 shares of common stock were forfeited. Our Company issued 500,000 shares of common stock to Mr. Dillon in consideration of his resignation. Our Company recorded a compensation expense in the amount of $1,125,000.

         On May 1, 2000, our Company issued 200,000 shares of common stock to Martin Dell'Oca, Chief Financial Officer of our Company, pursuant to an employment agreement. Our Company recorded unearned compensation in the amount of $500,000 representing the fair value of the common stock at the date of the grant.

         On December 31, 2000, our Company and I. Daniel Sultan agreed to convert an unsecured demand loan of $196,367 plus interest into 196,367 shares of common stock. At the date of this transaction, our Company's common stock had a fair value of $0.45 per share. Accordingly, our Company recorded $108,001 as the excess of the existing obligation over the fair value of the common stock as a capital contribution.

         On September 20, 2000, we entered into a licensing agreement with Nexland, S.A. Pursuant to the agreement we licensed to Nexland, S.A. the rights to utilize the technology in Europe, Africa and the Middle East for 10 years.

         On November 16, 2001, Nexland S.A. waived certain provisions in the 2000 licensing agreement with respect to a large customer. Our Company was authorized to design and manufacture certain products for purchase, distribution and sale by this customer.

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

         Our Company purchases all its Internet sharing devices from one supplier, Smerwick, Ltd. The supplier is located in Taiwan, and its principal shareholders, Laurent Solomon and Andre Chouraqui are also principal shareholders of our Company. Purchases from this supplier aggregated $621,000 for 2000 and $1,614,144 for 2001, respectively. Although there are a limited number of manufacturers of the particular Internet sharing devices, management believes that other suppliers could provide similar Internet sharing devices on comparable terms. A change in this supplier, however, could cause a delay in manufacturing and affect results adversely.

         On October 18, 2000, our Company entered into an agreement with Smerwick Ltd., to issue 500,000 shares of our common stock to satisfy supplier debt of $486,441. According to the agreement, our Company has the option (as defined) to repurchase the 500,000 shares. In the event, Smerwick sells the shares for an amount less than the supplier debt of $486,441, our Company will be indebted to Smerwick for the shortfall. Since our Company is ultimately liable for repayment of this obligation, our Company has not recorded the satisfaction of this obligation for the 500,000 shares of issued stock. In this connection, our Company has recorded the issuance of the 500,000 shares at par value, by debiting paid in capital and crediting common stock. On December 21, 2001 the 500,000 shares were returned to our Company and the corresponding entries to paid in capital and common stock were reversed.

         A company controlled by one principal shareholder incurred research and development costs on our Company's behalf for the further development of the Internet access hardware routers. In this connection, our Company recorded as a capital contribution of $183,487 for 2000 and $318,850 for 2001, which represents the actual costs, incurred by this company on our Company's behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. Our Company has no formal agreement with this company.

ITEM 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)(2) FINANCIAL STATEMENTS. See index to consolidated financial statements and supporting schedules.

         (a)(3)     EXHIBITS.

         The  following   exhibits  are  filed  as  part  of  this  registration
statement:

         The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

         The following documents are incorporated herein by reference from the Registrant's Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "COMMISSION"), Commission file #333-3074 on April 1, 1996 and declared effective by the Commission August 16, 1996:

NUMBER              DOCUMENT
------------        ------------------------------------------------------------
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

10.4                Employment Contract of Enrique Dillon.

10.5                Employment Contract of Martin Dell'Oca.

         The  following   documents  are  incorporated  by  reference  from  the
Registrant's Form 10-K filed with the Commission on May 14, 2001:

4.4                 2000 Stock Incentive Plan.

10.6 Promissory Note dated August 1, 2000, by the Company payable to Israel D. Sultan.

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

10.11               Form of Convertible Debenture.

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

10.13               Securities  Purchase Agreement dated March 19, 2001, between
                    the   investors   on  Schedule  I  attached   thereto   (the
                    "INVESTORS") and the Company.

10.14 Registration Rights Agreement dated March 19, 2001, between the Investors and the Company.

10.15 Placement Agent Agreement dated March 19, 2001, between May Davis Group, Inc. ("MAY DAVIS") and the Company.

10.16 Escrow Agreement dated March 19, 2001, between May Davis, the Company and First Union National Bank.


         (b)        REPORTS ON FORM 8-K.

         On July 5, 2001, the Company filed a Current Report on Form 8-K with respect to Item 4. Change in Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:    April 16, 2002                         NEXLAND, INC.


                                                By: /s/ Gregory S. Levine
                                                    ----------------------------
                                                        Gregory S. Levine
                                                        President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                               DATE
---------                                       -----                                               ----


/s/ Gregory S. Levine                           President and Director                              April 16, 2002
------------------------------------
Gregory S. Levine


/s/ Martin E. Dell'Oca                          Chief Financial Officer and Director                April 16, 2002
------------------------------------
Martin E. Dell'Oca


/s/ Daniel Sultan                               Director                                            April 16, 2002
------------------------------------
I. Daniel Sultan
