Form 10QSB
period 2002-03-31
NEXLAND INC
filed 2002-05-20
CIK 1011722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

        [X] Yes [ ] No

       As of May 10, 2002, there were 35,653,385 shares outstanding of issuer's common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEXLAND, INC. AND SUBSIDIARY

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001

                                TABLE OF CONTENTS






Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets at March 31, 2002 and
        December 31, 2001 (Unaudited)......................................5

    Condensed Consolidated Statements of Operations for the three months ending March 31, 2002 and 2001 (Unaudited)..........................6

    Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2002 and 2001 (Unaudited).........................7

Notes to Condensed Consolidated Financial Statements.......................8

                          NEXLAND, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                  (UNAUDITED)


                                     ASSETS
                                                      March 31,    December 31,
                                                        2002          2001
                                                  --------------  -------------


Current assets:
  Cash                                                $ 55,364    $   39,901
  Accounts receivable                                  179,515       113,739
  Inventory                                            212,282       319,482
  Prepaid expenses                                     174,188             -
                                                    -----------   -----------
       Total current assets                            621,349       473,122
                                                    -----------   -----------

Property and equipment, net                             60,145        62,503

Other assets:
  Deposits                                              42,453        32,968
  Loan closing cost                                     39,606        41,960
                                                    -----------   -----------
                                                        82,059        74,928
                                                    -----------   -----------

       Total assets                                 $  763,553    $  610,553
                                                    ===========   ===========

                  LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
  Accounts payable                                  $  245,949    $  200,018
  Accrued professional fees                            275,433       282,093
  Accrued expenses                                     419,308       285,309
  Due to related party supplier                        694,214       666,209
  Convertible debentures                               255,000       255,000
  Other liabilities                                     97,356        97,356
                                                    -----------   -----------

       Total current liabilities                     1,987,260     1,785,985
                                                    -----------   -----------

Commitments and contingencies

Capital deficit:
  Preferred stock, $0.0001 par value; 10,000,000 shares
    shares authorized; no shares outstanding                 -             -
  Common stock, $0.0001 par value; 50,000,000 shares
    authorized; 35,653,385 and 36,027,378 shares
    issued and outstanding, at March 31, 2002 and
    December 31, 2001, respectively                      3,566         3,566
  Additional paid-in capital                         3,806,418     3,775,418
  Unearned compensation                                (20,841)      (83,340)
  Accumulated deficit                               (5,012,850)   (4,871,076)
                                                    -----------   -----------
       Total capital deficit                        (1,223,707)   (1,175,432)
                                                    -----------   -----------

       Total liabilities and capital deficit        $  763,553    $  610,553
                                                    ===========   ===========


*Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      See accompanying notes to condensed consolidated financial statements.

                          NEXLAND, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                                        2002          2001
                                                     ------------  ------------

   Sales                                            $ 1,033,953    $   757,698

   Cost of sales                                        444,613        441,633
                                                     -----------   -----------

   Gross profit                                         589,340        316,065
                                                     -----------   -----------
   Operating expenses:
     Selling, general and administrative                700,594        813,540
     Depreciation and amortiziation                       6,967          2,616
                                                     -----------   -----------
             Total operating expenses                   707,561        816,156
                                                     -----------   -----------

   Loss from operations                                (118,221)      (500,091)
                                                     -----------   -----------

   Other expense:
     Interest expense                                    23,553          5,555
     Other expense                                            -              -
                                                     -----------   -----------

             Total other expense                         23,553          5,555
                                                     -----------   -----------

   Net loss                                          $ (141,774)   $  (505,646)
                                                     ===========   ===========


   Net loss per common share, basic and diluted      $   (0.004)    $   (0.014)
                                                     ===========   ===========

   Weighted-average number of common shares          35,653,385     36,045,579
                                                    ============   ===========

      See accompanying notes to condensed consolidated financial statements.

                          NEXLAND, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                          2002          2001
                                                     ------------ -------------
Net cash provided by (used in) operating activities      17,718        (19,226)
                                                       ---------     ----------
Cash flows from investing activities:
    Purchase of property and equipment                   (2,255)        (8,594)
                                                       ---------     ----------
Cash flows from financing activities:
    Proceeds from exercise of warrants and options            -             17
                                                       ---------     ----------

Net increase (decrease) in cash                          15,463        (27,803)
Cash, beginning of period                                39,901         59,523
                                                       ---------     ----------
Cash, end of period                                    $ 55,364      $  31,720
                                                       ---------     ----------
Supplemental Cash Flow Information:
    Cash paid for interest                             $ 19,729      $   5,555
                                                       =========     ==========
    Cash paid for taxes                                $      -      $       -
                                                       =========     ==========

      See accompanying notes to condensed consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - FINANCIAL STATEMENTS AND INTERIM PERIOD

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted.

It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - STOCK OPTIONS

During the three months ended March 31, 2002, the Company cancelled options to purchase 616,000 shares of the Company's common stock to certain employees of the Company and granted options to purchase 154,000 shares of common stock to these same employees of the Company. The Company accounted for this cancellation and reissuance of shares under Financial Interpretation No. 44 recognizing approximately $3,000 in compensation expense. The Company also granted 100,000 options during the three-month period ended March 31, 2002 to certain consultants. The weighted average fair value of options granted during the three months ended March 31, 2002 is estimated on the date of the grant, using an option-pricing model for public companies. The weighted average grant-date fair value was $0.31 for options whose exercise price was equal to the market price on the date of the grant. All options granted have an exercise price equal to the market price on the date of grant.

The Company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting For Stock-Based Compensation."

The fair value of each option is estimated on the date of grant using the fair value-pricing model with the assumption:

                  Risk-free interest rate             6.0%
                  Expected life (years)               10
                  Expected volatility                 1.23
                  Expected dividends                  None

Had the compensation expense for the employee stock options been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss for the three months ended March 31, 2002, would not have changed.

The Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                      2002            2001
                                  -------------  --------------
        Net Loss
            As reported            $(141,774)       $(505,646)
                                    =========        =========
            Pro forma              $(141,774)       $(505,646)
                                    =========        =========

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has been involved in the development of its Internet sharing devices organizational infrastructure, and the performance of preliminary marketing and sales. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing or to achieve a level of sales adequate to support its cost structure.

Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.


NOTE 4 - SUBSEQUENT EVENTS

In April, 2002, two convertible debentures, with a principal amounts of $50,000 and $15,000 were redeemed for a total of $71,500.

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

GOING CONCERN

     The Company's auditors stated in their reports on the financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2001 and 2000, the Company incurred net annual losses of $1,667,202 and $2,876,244, respectively, and the Company had an accumulated deficit of $4,871,076 and $3,203,874, respectively. Management believes that resources will be available from private and operating sources in 2002 to continue the marketing of the Company's Internet sharing devices. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CHANGES IN THE NUMBER OF EMPLOYEES

     We currently have nineteen (19) employees in Miami and seven (7) in Canada. If the Company is successful in increasing its sales level or in raising significant new capital, we anticipate hiring five (5) additional personnel during the remainder of 2002. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

      (1) REVENUES. For the three months ended March 31, 2002, the Company had $1,033,953 in revenue consisting of sales of 5,623 units of Internet access "hardware routers" for small office and home users. During the three months ended March 31, 2001, the Company had sales of $757,698 from the sale of 4,529 units. During the three months ended March 31, 2002, the average selling price per unit was $183. For the same period in 2001, the average selling price per unit was $167. The increase in average selling price is due to the Company selling more of the higher priced units.

      (2) COST OF SALES. Cost of sales for the three months ended March 31, 2002 was $444,613, as compared to $441,633 for the same period in 2001. Cost of sales consisted substantially of the purchase price and in-bound freight of pre-assembled finished goods inventory from subcontractors in Taiwan, Republic of China.

      (3) GROSS PROFIT. The gross profit of the Company's products was approximately 57% for the three months ended March 31, 2002, as compared to 42% for the same period in 2001. The gross profit increased for the three months ended March 31, 2002 as compared to the same period in 2001 due to lower costs and increased pricing on new products. The Company expects pricing pressures from its competition, but management of the Company believes that it will continue to lower the cost procurement from subcontractors by obtaining the benefits of lower product costs through volume purchases.

      (4) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $700,594 for the three months ended March 31, 2002 as compared to $813,540 for the three months ended March 31, 2001. The decrease of $112,946 is the result of a decrease of legal expenses by $27,000, a decrease of consulting expenses by $83,000, a decrease of research and development by $88,000, a decrease of other expenses by $66,000 and an increase in payroll expense by $151,000. During this period, the Company had one transaction that resulted in non-cash expenditures. The Company recorded a charge of $62,499 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. During the comparable period in 2001, the Company had three non-cash transactions that resulted in non-cash expenditures: i) a company controlled by one of our principal shareholders, incurred research and development costs on our behalf for the further development of our Internet access hardware routers for $113,919; ii) the Company recorded a charge of $62,499 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement; iii) the Company incurred an expense of $88,591 in connection with the issuance of common stock for consulting services relating to venture capital and, or debt financing. The Company expects to increase its selling, general and administrative in the future in proportion to the Company's anticipated growth in sales.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company's net cash provided by operating activities for the three months ended March 31, 2002 was $17,718, compared to cash used in operating activities of ($19,226) for the three months ended March 31, 2001, an increase of $36,944. This increase resulted from decreases in the Company's net loss, which included non-cash charges of $62,499 for compensation in connection with an employment agreement, $31,000 for a deferred consulting expense, $4,613 for depreciation expense, $2,354 for amortization expense, $65,776 for increase in accounts receivable, $107,200 for a decrease in inventory, $174,188 for an increase in prepaid expenses, $9,485 for an increase in deposits and other assets, $45,931 for an increase in accounts payable, $6,660 for a decrease in accrued professional fees, $133,999 for an increase in accrued expenses, and $28,005 for an increase due to related party supplier.

     The Company's net cash used by investing activities for the three-months period ended March 31, 2002 was $2,255 for purchase of property and equipment.

     The Company had no net cash provided by financing activities.

     The Company has no assured available financial resources to meet its March 31, 2002 working capital deficit of $1,365,911 and future operating costs.

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

     The management of the Company has taken the following steps to improve its cash flow:

            (a) On January 31, 2001, the Company, entered into a Factoring Agreement. The agreement was renewed on January 31, 2002. The Company has assigned substantially all of its accounts receivable to the factor, typically on a recourse basis. The Company may request advances up to 75% of the eligible receivables. The factor charges the Company a commission equal to .0667% per day for each uncollected receivable from the invoice date to the payment date of such invoice, plus interest on advanced funds equal to the greater of 10% or the interest publicly announced by Citibank N. A., plus 2%.

            (b) On March 19, 2001, the Company also entered into a Securities Purchase Agreement with third-party investors and a Placement Agent Agreement to provide up to $250,000 less certain fees and expenses of the placement agent by the issuance of convertible debentures. The debentures bear interest at 6% per year and convert into the Company's common stock. In connection with the issuance of such debentures, the difference between the conversion price and the fair value of the common stock to which the debentures are convertible, multiplied by the number of shares into which the debt is convertible at the issuance date of the debt are recorded as intrinsic value of the beneficial conversion feature and charged to interest expense in the Company's statement of operations. We recorded $76,819 of interest expense in the second quarter of 2001. Through March 31, 2001, the Company issued debentures of $255,000 from which the Company received net proceeds of approximately $213,040. The debenture holders are entitled to convert all or part of the principal amount plus accrued interest into shares of the Company's common stock equal to either (a) an amount equal to 120% of the closing bid price of the Company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest three closing bid prices of the Company's common stock for the 10 days immediately preceding the date of conversion of the debenture. The debentures are subordinate and junior in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $250,000. The Company has the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures upon the five-year anniversary of the debenture issuance.

     In April, 2002, two convertible debentures in the principal amounts of $50,000 and $15,000, respectively, were redeemed for $55,000 and $16,500, respectively, which included an aggregate amount of accrued interest of approximately $4,000 and penalties in connection with delays in registering common stock underlying the debentures of approximately $2,500.

RISK FACTORS

     Our Company is subject to various risks which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

     We have historically lost money. For the three months ended March 31, 2002, we sustained losses of $0.14 million. For the year ended December 31, 2001 and the year ended December 31, 2000, we sustained losses of $1.67 million and $2.88 million, respectively. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE HAVE  BEEN THE  SUBJECT  OF A GOING  CONCERN  OPINION  FROM  OUR  INDEPENDENT
AUDITORS

     Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2001 and 2000 financial statements which states that our Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

     We had a working capital deficit of $1.4 million at March 31, 2002. We had a working capital deficit of $1.3 million and $0.6 million and at December 31, 2001 and 2000, respectively. We had an accumulated deficit of $5.0 million at March 31, 2002. We had an accumulated deficit of $4.9 million and $3.2 million at December 31, 2001 and 2000, respectively. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

10.13 Securities Purchase Agreement dated March 19, 2001, between the investors on Schedule I attached thereto (the "Investors") and the Company.

10.14 Registration Rights Agreement dated March 19, 2001, between the Investors and the Company.

10.15 Placement Agent Agreement dated March 19, 2001, between May Davis Group, Inc. ("May Davis") and the Company.

10.16 Escrow Agreement dated March 19, 2001, between May Davis, the Company and First Union National Bank.

     The following documents are incorporated by reference from the Registrant's Form 10-Q filed with the Commission on November 14, 2001:

10.17 Employment Agreement, effective August 16, 2001, between the Company and Robert W. Nelson.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2002                   NEXLAND, INC.

                                       By: /s/ Martin Dell'Oca
                                           ________________________
                                           Martin Dell'Oca
                                           Chief Financial Officer