Form 10QSB
period 2002-06-30
NEXLAND INC
filed 2002-08-12
CIK 1011722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2002

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. 333-3074

                                  NEXLAND, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                   37-1356503
                     --------                                   ----------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                  Identification Number)


1101 BRICKELL AVENUE, NORTH TOWER, SUITE 200, MIAMI, FLORIDA       33131
          (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code:         (305-358-7771)
                                                               --------------

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       As of August 1, 2002, there were 34,853,385 shares outstanding of issuer's common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEXLAND, INC. AND SUBSIDIARY

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                            FOR THE SIX MONTH PERIOD
                               ENDED JUNE 30, 2002

                                TABLE OF CONTENTS
                                -----------------




Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets at June 30, 2002 and
       December 31, 2001 (Unaudited).......................................F - 1

     Condensed  Consolidated  Statements of Operations  for
       the six months ended  June 30,  2002 and 2001  (Unaudited)
       and the three  months ended June 30, 2002 and 2001 (Unaudited)......F - 2

     Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)..........................F - 3


Notes to Condensed Consolidated Financial Statements.........F - 4 through F - 6

NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                JUNE 30,       DECEMBER 31,
                                                  2002             2001*
                                               ----------      ------------

Current assets:
    Cash                                        $ 11,029         $ 39,901
    Accounts receivable                          128,611          113,739
    Inventory                                    126,835          319,482
    Prepaid expenses                             370,258                -
                                              -----------      -----------
           Total current assets                  636,733          473,122
                                              -----------      -----------

Property and equipment, net                       70,679           62,503

Other assets:
    Deposits                                      25,231           32,968
    Loan closing cost                                  -           41,960
                                              -----------      -----------
                                                  25,231           74,928
                                              -----------      -----------

           Total assets                        $ 732,643        $ 610,553
                                              ===========      ===========

                         LIABILITIES AND CAPITAL DEFICIT
                         -------------------------------

Current liabilities:
    Accounts payable                           $ 504,907        $ 200,018
    Accrued professional fees                    209,753          282,093
    Accrued expenses                             433,529          285,309
    Due to related party supplier                607,113          666,209
    Convertible debentures                             -          255,000
    Other liabilities                             97,356           97,356
                                              -----------      -----------
           Total current liabilities           1,852,658        1,785,985
                                              -----------      -----------

Commitments and contingencies

Capital deficit:
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized; no
      shares outstanding                               -                -
    Common stock, $0.0001 par value;
      50,000,000 shares authorized;
      35,653,385 shares issued and
      outstanding at June 30, 2002 and
      December 31, 2001                            3,566            3,566
    Additional paid-in capital                 3,819,418        3,775,418
    Unearned compensation                              -          (83,340)
    Accumulated deficit                       (4,942,999)      (4,871,076)
                                              -----------      -----------
           Total capital deficit              (1,120,015)      (1,175,432)
                                              -----------      -----------
           Total liabilities and capital
             deficit                           $ 732,643        $ 610,553
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

NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            JUNE 30,                               JUNE 30,
                                               ---------------------------------     --------------------------------
                                                    2002                2001               2002               2001
                                               ------------         ------------     ------------       -------------
      Sales                                    $ 1,822,234           $ 777,473        $ 2,856,187        $ 1,535,171

      Cost of sales                                908,790             382,851          1,353,403            824,484
                                               ------------         ------------     ------------       -------------

      Gross profit                                 913,444             394,622          1,502,784            710,687
                                               ------------         ------------     ------------       -------------

      Operating expenses:
          Selling, general and administrative      705,472           1,068,061          1,406,066          1,881,601
          Depreciation and amortization              2,315               3,035              9,282              5,651
                                               ------------         ------------     ------------       -------------
                   Total operating expenses        707,787           1,071,096          1,415,348          1,887,252
                                               ------------         ------------     ------------       -------------

      Income (loss) from operations                205,657            (676,474)            87,436         (1,176,565)
                                               ------------         ------------     ------------       -------------

      Other expense:
          Interest expense                          57,427              70,580             80,980             76,135
                                               ------------         ------------     ------------       -------------
                   Total other expense              57,427              70,580             80,980             76,135
                                               ------------         ------------     ------------       -------------

      Net income (loss) before extraordinary
        item                                       148,230            (747,054)             6,456         (1,252,700)
                                               ------------         ------------     ------------       -------------

      Extraordinary Item:
          Loss on extinguishment of debt            78,378                   -             78,378                  -

      Net income (loss)                           $ 69,852          $ (747,054)         $ (71,922)       $(1,252,700)
                                               ============         ============     =============      =============

      Net loss per common share,
        basic and diluted                           $ 0.00             $ (0.02)            $ 0.00            $ (0.03)
                                               ============         ============     =============      =============

      Weighted-average number of                35,653,385          36,100,189         35,653,385         36,153,385
        common shares                          ============         ============     =============      =============


                        See accompanying notes to condensed consolidated financial statements.


NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        ------------------------
                                                            2002          2001
                                                        ------------ -----------

Net cash provided by (used in) operating activities      $ 284,735   $ (194,676)
                                                        ------------ -----------

Cash flows from investing activities:
    Purchase of property and equipment                     (17,847)     (11,837)
                                                        ------------ -----------

Cash flows from financing activities:
    Proceeds from exercise of warrants and options               -           17
    Proceeds from issuance of convertible debentures             -      255,000
    Costs on issuance of convertible debentures                  -      (41,960)
    Extinguishment of debentures                          (295,760)           -
                                                        ------------ -----------
Net cash provided by (used in) financing activities       (295,760)     213,057
                                                        ------------ -----------

Net increase (decrease) in cash                            (28,872)       6,544
Cash, beginning of period                                   39,901       59,523
                                                        ------------ -----------
Cash, end of period                                       $ 11,029     $ 66,067
                                                        ============ ===========
Supplemental Cash Flow Information:
-----------------------------------
    Cash paid for interest                                $ 86,379     $      -
                                                        ============ ===========
    Cash paid for taxes                                   $      -     $      -
                                                        ============ ===========
    Cash paid for extraordinary item -
      Extinguishment of debt                              $ 36,418     $      -
                                                        ============ ===========

Non Cash Supplemental Information:
----------------------------------
    Compensation expense in connection with
      employment agreement                                $ 83,340    $ 124,988
                                                        ============ ===========
    Expenses in connection with stock options
    and stock issued                                      $ 14,938    $ 431,081
                                                        ============ ===========


     See accompanying notes to condensed consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - FINANCIAL STATEMENTS AND INTERIM PERIOD
------------------------------------------------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB.

In the opinion of management, all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation for the periods presented, have been included. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted.

It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCK OPTIONS
----------------------

During the six months ended June 30, 2002, the Company cancelled options to purchase 616,000 shares of the Company's common stock to certain employees of the Company and granted options to purchase 154,000 shares of common stock to these same employees of the Company. The Company accounted for this cancellation and re-issuance of shares under Financial Interpretation No. 44 recognizing approximately $3,000 in compensation expense. The Company granted 200,000 options during the six-month period ended June 30, 2002 to certain consultants. The weighted average fair value of options granted during the six months ended June 30, 2002 is estimated on the date of the grant, using an option-pricing model for public companies. The weighted average grant-date fair value was $0.26 for options whose exercise price was equal to the market price on the date of the grant. All options granted have an exercise price equal to the market price on the date of grant. The Company also granted 450,000 options during the six-month period ended June 30, 2002 to certain Officers and Directors. The weighted average grant-date fair value was $0.13 for options whose exercise price was equal to the market price on the date of the grant. All options granted have an exercise price equal to the market price on the date of grant.

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
              Expected dividends                None

Had the compensation expense for the employee stock options been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss for the six months ended June 30, 2002 would have changed.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - STOCK OPTIONS, continued
---------------------------------

The Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                             2002                   2001
                                        -------------          --------------

Net loss
   As reported                          $    (71,922)          $  (1,252,700)
                                        =============          ==============
   Pro forma                            $   (131,922)          $  (1,438,700)

NOTE 3 - EXTINGUISHMENT OF DEBT
-------------------------------

In June 2002, the Company prepaid the holders of certain privately placed senior notes in an aggregate amount of $312,000. These payments were made out of available cash. Interest accrued on these privately placed senior notes at 6% and was $16,240. In connection with this transaction, the Company was required to pay prepayment penalties of $40,760, and wrote off the unamortized deferred financing costs of approximately $37,618. The total of $78,378 has been recorded as a net extraordinary loss in the 2002 statement of operations.

The company has not recognized any benefit of net operating loss carryforwards in the accompanying financial statements in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," as the realization of this deferred tax benefit is not more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax assets.

NOTE 4 - CONCENTRATIONS
-----------------------

Approximately 49% of the Company's revenues in the six months ended June 30, 2002 were generated by one customer in the technology sector and none in the same period in 2001.

NOTE 5 - GOING CONCERN
----------------------

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

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

In July 2002 the Company granted 541,667 options to certain consultants. The weighted average grant-date fair value was $0.19 for options whose exercise price was equal to the market price on the date of the grant. The weighted average fair value of options granted is estimated on the date of the grant, using an option-pricing model for public companies. The $104,167 fair value of the grant was expensed in July.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - SUBSEQUENT EVENTS, continued
-------------------------------------

On November 22, 2000, the Company entered into a settlement agreement in which it agreed to dismiss a threatened lawsuit against Fred Schmid, Fred Schmid, Inc., Dale Runyon, a former principal shareholder of WindStar, and Erik Nelson (WindStar parties), and to terminate Schmid's consulting agreement. In this connection, Schmid and Nelson agreed to escrow the consulting shares and the penalty shares with an Escrow Agent and Dale Runyon agreed to return 800,000 transfer shares of common stock that were issued to him in a prior year. In July 2002 the agreement was deemed to be fully performed and the Company recorded the return of these shares.

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

CHANGES IN THE NUMBER OF EMPLOYEES

      We currently have twenty five (25) employees in Miami and seven (7) in Canada. If the Company is successful in increasing its sales level or in raising significant new capital, we anticipate hiring five (5) additional personnel during the remainder of 2002. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan.

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

REVENUE RECOGNITION

         Revenues are recognized at the time of shipment of the respective merchandise. Our Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight. Products are under an unconditional money-back guarantee for the first 30 days after purchase. A five year warranty covering the repair of the unit is provided on all products.

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

RESULTS OF OPERATIONS

         FOR THE THREE MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

      (1) REVENUES. For the three months ended June 30, 2002, our Company had $1,822,234 in revenue as compared to $777,473 in revenue for the three months ended June 30, 2001, an increase of 134.4%. Sales of units of our Internet access "hardware routers" for small offices and home users increased to 11,686 for the three months ended June 30, 2002 from 6,398 units for the three months ended June 30, 2001, an increase of 82.7%. During the three months ended June 30, 2002, the average selling price per unit was $154 as compared to an average selling price per unit of $122 for the corresponding period in 2001. Other revenues consist of related accessories to the "hardware routers."

      For the six months ended June 30, 2002, our Company had $2,856,187 in revenue as compared to $1,535,171 in revenue for the six months ended June 30, 2001, an increase of 86.1%. Sales of units of our Internet access "hardware routers" increased to 17,309 units from 10,927 units for the six months ended June 30, 2002, an increase of 58.4%. During the six months ended June 30, 2002 the average selling price per unit was $163 as compared to an average selling price per unit of $141 for the corresponding period in 2001. The increase in average selling price is due to the Company selling more of the higher priced units.

      (2) COST OF SALES. For the three months ended June 30, 2002, our Company had $908,790 (50%) in cost of sales as compared to $382,851 (49%) in cost of sales for the three months ended June 30, 2001.

      For the six months ended June 30 2002, our Company had $1,353,403 (47%) in cost of sales as compared to $824,484 (54%) in cost of sales for the six months ended June 30, 2001. The increase in the dollar amount of the cost of sales for the three months and six months ended June 30, 2002 was due to the increase in the number of units sold.

      (3) GROSS PROFIT. For the three months ended June 30, 2002, our Company's gross profit was 50% as compared to 51% in gross profit for the three months ended June 30, 2001. The gross profit decreased for the three months ended June 30, 2002, compared to the corresponding period in 2001 due to a product with a lower margin to a customer in the technology sector.

      For the six months ended June 30, 2002, our Company's gross profit was 53% as compared to 46% in gross profit for the six months ended June 30, 2001. The gross profit increased for the six months ended June 30, 2002 compared to the corresponding period in 2001 due to lower costs and selling of higher priced units. The new generation of the Internet access "hardware routers" were phased in during the second quarter of 2001, resulting in these increases in average sales prices and lower product costs.

      (4) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

      THREE MONTHS ENDED JUNE 30, 2002 AND 2001. Selling, general and administrative expenses decreased to $705,472 for the three months ended June 30, 2002 as compared to $1,068,061 for the three months ended June 30, 2001. The decrease of $362,589 is the result of a decrease of legal expenses by $58,000, a decrease of commissions expense by $52,000, a decrease of accounting expenses by $13,000, an increase of other expenses by $17,000 and non-cash expenditure decreases in amortization of unearned compensation of $42,000 and stock based compensation paid to consultants of $215,000.

      During the three month period ended June 30, 2002, the Company had three transactions that resulted in non-cash selling, general and administrative expenditures: i) a charge of $20,841 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement; ii) $14,938 in option expenses to consultants; and iii) amortization of loan closing asset of $1,988. During the comparable period in 2001, the Company had three non-cash transactions that resulted in non-cash expenditures: i) the Company recorded a charge of $20,500 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement; ii) the Company incurred an expense of $214,854 in connection with the issuance of options to consultants; and iii) a company controlled by one of our principal shareholders incurred research and development costs on our behalf for the further development of our Internet access hardware routers for $127,636, which was recorded as a capital contribution. The Company expects to increase its selling, general and administrative expenses in the future in proportion to the Company's anticipated growth in sales.

      SIX MONTHS ENDED JUNE 30, 2002 AND 2001. Selling, general and administrative expenses decreased to $1,406,066 for the six months ended June 30, 2002 as compared to $1,881,601 for the six months ended June 30, 2001. The decrease of $475,535 is the result of a decrease of legal expenses by $112,000, a decrease of commissions expense by $63,000, a decrease of accounting expenses by $27,000, a decrease of other expenses by $17,000 and non-cash expenditure decreases in amortization of unearned compensation of $42,000 and stock based compensation paid to consultants of $215,000.

      During the six month period ended June 30, 2002, the Company had three transactions that resulted in non-cash selling, general and administrative expenditures: i) a charge of $83,340 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement; ii) $14,938 in option expenses to consultants; iii) amortization of loan closing asset of $4,342. During the comparable period in 2001, the Company had four non-cash transactions that resulted in non-cash expenditures: i) the Company recorded a charge of $125,000 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement; ii) the Company incurred an expense of $214,854 in connection with the issuance of options to consultants; iii) a company controlled by one of our principal shareholders incurred research and development costs on our behalf for the further development of our Internet access hardware routers for $127,636, which was recorded as a capital contribution; and iv) we issued 126,000 shares of common stock to a consultant for services and recorded a non-cash transaction of $88,591. The Company expects to increase its selling, general and administrative expenses in the future in proportion to the Company's anticipated growth in sales.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company's net cash provided by (used in) operating activities for the six months ended June 30, 2002 was $284,735, compared to cash used in operating activities of ($194,676) for the six months ended June 30, 2001, an increase of $479,411. This increase in cash flow resulted primarily from decreases in the Company's net operating loss on increased sales during the comparable six-month periods.

      The Company's net cash used by investing activities for the six-month period ended June 30, 2002 was $17,847 for purchase of property and equipment.

      The Company's net cash used by financing activities for the six-month period ended June 30, 2002 was $295,760. During the six month period ending June 30, 2002, the convertible debentures in the principle amount of $255,000 were redeemed for $295,760 plus accrued interest of $16,240.

      The Company has no assured financial resources available to meet its June 30, 2002 working capital deficit of $1,215,925 and future operating costs.

RISK FACTORS

      Our Company is subject to various risks which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. For the six months ended June 30, 2002, we sustained losses of $71,922. For the year ended December 31, 2001 and the year ended December 31, 2000, we sustained losses of $1.67 million and $2.88 million, respectively. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT
AUDITORS

      Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2001 and 2000 financial statements which states that our Company has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

      We had a working capital deficit of $1.22 million at June 30, 2002. We had a working capital deficit of $1.3 million and $0.6 million at December 31, 2001 and 2000, respectively. We had an accumulated deficit of $5.0 million at June 30, 2002. We had an accumulated deficit of $4.9 million and $3.2 million at December 31, 2001 and 2000, respectively. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

WE HAVE HAD A HISTORY OF A LIMITED CUSTOMER BASE AND THIS MAY CONTINUE

      At present, our customer base consists primarily of Internet service providers, telephone companies, and value-added resellers. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay their purchases of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In 2000, sales to 10 customers accounted for 53% of our revenue, while in 2001, sales to 10 customers accounted for 48% of our revenue. For the six months ended June 30, 2002, one customer in the technology sector generated 49% of the Company's revenue. If these customers cancel or delay their purchase orders, our revenue may decline and the price of our common stock may fall. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from a few key customers and resellers, we do not have binding commitments from any of them.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended June 30, 2002, our Company redeemed convertible debentures in the principal amount of $255,000 for $295,760 plus accrued interest of $16,240.

      On November 22, 2000, our Company entered into a settlement agreement in which it agreed to dismiss a threatened lawsuit against Fred Schmid, Fred Schmid, Inc., Dale Runyon, a former principal shareholder of WindStar, and Erik Nelson (WindStar parties), and to terminate Schmid's consulting agreement. Pursuant to the agreement, Messrs. Schmid and Nelson agreed to escrow the consulting shares and the penalty shares with an escrow agent and Mr. Runyon agreed to return 800,000 transfer shares of common stock that were issued to him in a prior year. In July 2002, the agreement was deemed to be fully performed and our Company recorded the return of these shares.


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

Dated:   August 12, 2002               NEXLAND, INC.

                                       By: /s/ Martin Dell'Oca
                                           --------------------------
                                               Martin Dell'Oca
                                               Chief Financial Officer




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nexland, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Gregory S. Levine
-----------------------------
Gregory S. Levine
Chief Executive Officer



/s/ Martin Dell'Oca
-----------------------------
Martin Dell'Oca
Chief Financial Officer