Form 10QSB
period 2002-09-30
NEXLAND INC
filed 2002-11-14
CIK 1011722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2002

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

     As of November 1, 2002, there were 34,853,385 shares outstanding of issuer's common stock.

PART I


FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                          NEXLAND, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001

                                TABLE OF CONTENTS
                                -----------------

Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets at September 30, 2002 and
       December 31, 2001 (Unaudited).......................................F - 1

    Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 and the nine months ended
       September 30, 2002 and 2001 (Unaudited).............................F - 2

    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited).......................F - 3


Notes to Condensed Consolidated Financial Statements.........F - 4 through F - 7


NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
===================================================================================================

                                               ASSETS
                                               ------
                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       2002              2001*
                                                                   ------------      ------------

Current assets:
   Cash                                                            $    84,375        $    39,901
   Accounts receivable                                                 506,774            113,739
   Inventory                                                           899,062            319,482
   Prepaid expenses                                                     43,082                  -
                                                                   -----------        -----------
       Total current assets                                          1,533,293            473,122

Property and equipment, net                                             72,864             62,503

Other assets:
   Deposits and other assets                                            28,727             32,968
   Loan closing cost                                                         -             41,960
                                                                   -----------        -----------
        Total other assets                                              28,727             74,928
                                                                   -----------        -----------

        Total assets                                               $ 1,634,884        $   610,553
                                                                   ===========        ===========


                                  LIABILITIES AND CAPITAL DEFICIT
                                  -------------------------------

Current liabilities:
   Accounts payable                                                $ 1,050,692        $   200,018
   Accrued professional fees                                           108,277            282,093
   Accrued expenses                                                    381,358            285,309
   Due to related party supplier                                       619,481            666,209
   Convertible debentures                                                    -            255,000
   Other liabilities                                                    97,356             97,356
                                                                   -----------        -----------
        Total current liabilities                                    2,257,164          1,785,985
                                                                   -----------        -----------

Commitments and contingencies

Capital deficit:
   Preferred stock, $0.0001 par value; 10,000,000 shares
     authorized; no shares outstanding                                       -                  -
   Common stock, $0.0001 par value; 50,000,000 shares
     authorized; 34,853,385 and 35,653,385 shares issued and
     outstanding at September 30, 2002 and December 31, 2001             3,485              3,566
   Additional paid-in capital                                        3,923,666          3,775,418
   Unearned compensation                                                     -            (83,340)
   Accumulated deficit                                              (4,549,431)        (4,871,076)
                                                                    -----------        -----------
         Total capital deficit                                        (622,280)        (1,175,432)
                                                                   ------------        -----------

         Total liabilities and capital deficit                     $ 1,634,884         $  610,553
                                                                   ============        ===========


*The balance sheet at December 31, 2001 has been derived from the audited financial  statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


              See accompanying notes to condensed consolidated financial statements.


NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
====================================================================================================================================

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                    --------------------------------       -------------------------------
                                                        2002                2001               2002               2001
                                                    -----------         ------------       -----------       -------------

Sales                                               $ 3,181,986         $   739,847        $ 6,038,173        $ 2,275,018

Cost of sales                                         1,802,858             285,647          3,156,262          1,110,131
                                                    -----------         -----------        -----------        -----------

Gross profit                                          1,379,128             454,200          2,881,911          1,164,887
                                                    -----------         -----------        -----------        -----------
Operating expenses:
    Selling, general and administrative                 795,742             903,731          2,201,808          2,785,332
    Depreciation and amortization                         6,137               4,266             15,419              9,917
                                                    -----------         -----------        -----------        -----------
               Total operating expenses                 801,879             907,997          2,217,227          2,795,249
                                                    -----------         -----------        -----------        -----------

Income (loss) from operations                           577,249            (453,797)           664,684         (1,630,362)
                                                    -----------         -----------        -----------        -----------
Other expense:
    Interest expense                                   (183,681)             (3,428)          (264,661)           (79,563)
                                                    -----------         -----------        -----------        -----------
               Total other expense                     (183,681)             (3,428)          (264,661)           (79,563)
                                                    -----------         -----------        -----------        -----------

Net income (loss) before extraordinary item             393,568            (457,225)           400,023         (1,709,925)
                                                    -----------         -----------        -----------        -----------
Extraordinary item:
    Loss on extinguishment of debt                            -                    -            78,378                  -
                                                    -----------         -----------        -----------        -----------

Net income (loss)                                   $   393,568         $  (457,225)       $   321,645        $(1,709,925)
                                                    ===========         ============       ===========        ============
Net loss per common share,
  basic and diluted                                      $ 0.01         $     (0.01)       $      0.01        $     (0.05)
                                                    ===========         ============       ===========        ============

Weighted-average number of                           35,009,907          36,153,385         35,436,535         36,117,923
  common shares                                     ===========         ============       ===========        ============




                          See accompanying notes to condensed consolidated financial statements.


NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
========================================================================================================

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        --------------------------------
                                                                           2002                 2001
                                                                        ----------           -----------

Net cash provided by (used in) operating activities                     $ 365,876            $ (860,319)
                                                                        ----------           -----------
Cash flows from investing activities:
    Purchase of property and equipment                                    (25,723)              (16,677)
                                                                        ----------           -----------
Cash flows from financing activities:
    Loan proceeds                                                               -               702,000
    Proceeds from exercise of warrants and options                              -                    17
    Proceeds from issuance of convertible debentures                            -               255,000
    Costs on issuance of convertible debentures                                 -               (41,960)
    Return of common stock                                                     81                     -
    Extinguishment of debentures                                         (295,760)                    -
                                                                        ----------           -----------
Net cash provided by (used in) financing activities                      (295,679)              915,057
                                                                        ----------           -----------

Net increase in cash                                                       44,474                38,061
Cash, beginning of period                                                  39,901                59,523
                                                                        ----------           -----------
Cash, end of period                                                     $  84,375            $   97,584
                                                                        ==========           ===========

Supplemental Cash Flow Information:
----------------------------------
    Cash paid for interest                                              $ 173,891            $   79,580
                                                                        ==========           ===========
    Cash paid for taxes                                                 $       -            $        -
                                                                        ==========           ===========
    Cash paid for extraordinary item - extinguishment of debt              36,418            $        -
                                                                        ==========           ===========

Non Cash Supplemental Information:
---------------------------------
    Compensation expense in connection with employment agreement        $  83,340            $  124,988
                                                                        ==========           ===========
    Expenses in connection with stock options and stock issued          $ 121,043            $        -
                                                                        ==========           ===========






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

It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - STOCK OPTIONS
----------------------

In July 2002, the Company granted 541,667 options to certain consultants. The weighted average grant-date fair value was $0.19 for options with an exercise price equal to the market price on the date of the grant. The weighted average fair value of options granted is estimated on the date of the grant, using an option-pricing model for public companies. The $104,167 fair value of the grant was expensed in July.

During the nine months ended September 30, 2002, the Company cancelled options to purchase 616,000 shares of the Company's common stock to certain employees of the Company and granted options to purchase 154,000 shares of common stock to these same employees of the Company. The Company accounted for this cancellation and re-issuance of shares under Financial Interpretation No. 44 recognizing approximately $3,000 in compensation expense. During the nine month period ended September 30, 2002, the Company granted 200,000 options to certain consultants. The weighted average fair value of options granted during the nine months ended September 30, 2002 is estimated on the date of the grant, using an option-pricing model for public companies. The weighted average grant-date fair value was $0.26 for options with an exercise price equal to the market price on the date of the grant. All options have an exercise price equal to the market price on the date of grant. During the nine month period ended September 30, 2002, the Company also granted 450,000 options to certain officers and directors. The weighted average grant-date fair value was $0.13 for options with an exercise price equal to the market price on the date of the grant. All options have an exercise price equal to the market price on the date of grant.

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

The fair value of each option is estimated on the date of grant using the fair value-pricing model with the assumption:

               Risk-free interest rate                     6.0%
               Expected life (years)                       10
               Expected volatility                         6.06
               Expected dividends                          None

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 2 - STOCK OPTIONS, continued
---------------------------------

Had the compensation expense for the employee stock options been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income for the nine months ended September 30, 2002 would have changed.

The Company's net income and loss per share would have been reduced to the pro forma amounts indicated below:

                                           2002                    2001
                                      -------------           -------------
     Net loss

          As reported                 $     321,645           $ (1,709,925)
                                      =============           =============
          Pro forma                   $     229,365           $ (2,352,325)
                                      =============           =============


NOTE 3 - EXTINGUISHMENT OF DEBT
-------------------------------

In June 2002, the Company prepaid the holders of certain privately placed convertible debentures in an aggregate amount of $312,000. These payments were made out of available cash. Interest accrued on these convertible debentures at 6% was $16,240. In connection with this transaction, the Company was required to pay prepayment penalties of $40,760, and wrote off the unamortized deferred financing costs of approximately $37,618. The total of $78,378 has been recorded as a net extraordinary loss in the 2002 statement of operations.


NOTE 4 - INCOME TAXES
---------------------

The Company has not recognized any benefit of net operating loss carryforwards in the accompanying financial statements in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," as the realization of this deferred tax benefit is not more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax assets.


NOTE 5 - CONCENTRATIONS
-----------------------

During the nine months ended September 30, 2002, approximately 66% of the Company's revenues were generated by one customer in the technology sector and none in the same period in 2001.


NOTE 6 - COMMON STOCK
---------------------

On November 22, 2000, the Company entered into a settlement agreement in which it agreed to dismiss a threatened lawsuit against Fred Schmid, Fred Schmid, Inc., Dale Runyon, a former principal shareholder of WindStar, and Erik Nelson (WindStar parties), and to terminate Mr. Schmid's consulting agreement. In this connection, Messrs. Schmid and Nelson agreed to escrow the consulting shares and the penalty shares with an Escrow Agent and Mr. Runyon agreed to return 800,000 transfer shares of common stock that were issued to him in a prior year. In July 2002, the agreement was deemed to be fully performed and the Company recorded the return and cancellation of these shares.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 7 - GOING CONCERN
----------------------

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


NOTE 8 - SUBSEQUENT EVENTS
--------------------------

On November 6, 2002 multiple agreements were signed to renegotiate related party accounts payable balances to Promissory Notes, purchase assets and to grant to Nexland, Inc. the option to purchase worldwide distribution rights and all claims of technology development.

Promissory Note Agreements
--------------------------

An agreement and release was signed with Smerwick, a related party and major stockholder, to release an account payable balance of $313,016 in consideration of a cash payment of $150,000 and the execution of a Promissory Note in the amount of $163,016. The note will accrue interest at a rate of 8% per annum with principle and interest payments of $7,500 monthly in arrears.

An agreement and release was signed with Longfield, a related party and major stockholder, to release an account payable balance of $306,465 in consideration of a cash payment of $150,000 and the execution of a Promissory Note in the amount of $156,465. The note will accrue interest at a rate of 8% per annum with principle and interest payments of $7,500 monthly in arrears.

Purchased Assets Agreement
--------------------------

An asset purchase agreement was signed with Nexland Asia Limited, a related party and major stockholder, to purchase all of the properties, rights, interests and other tangible and intangible assets of Nexland Asia Limited.

In consideration of the purchase, a promissory note was signed in the amount of $470,000 bearing an interest rate of 6% per annum. The entire principal amount and all accrued interest shall be due and payable upon the earlier of the tenth anniversary date of the note or a sale of substantially all of the assets of Nexland, Inc.

The principle amount shall become immediately due and payable upon any bankruptcy proceedings or change of control. In addition, if the Company records at the end of any fiscal year accumulated shareholder equity in excess of two million dollars, the note shall become due and payable 45 days following the filing of the SEC report.

Irrevocable Option Agreement
----------------------------

An irrevocable option agreement was signed with Nexland, S.A. to purchase assets of Nexland, France upon the election of Nexland, Inc. Assets shall include all of the properties, rights, interests and other tangible and intangible assets of Nexland, S.A.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 8 - SUBSEQUENT EVENTS, continued
-------------------------------------

As consideration for the option, Nexland, Inc. will deliver to Nexland, S.A. 25,000 newly-issued shares of Nexland Common Stock.

As consideration for the sale of assets upon execution of the option, Nexland, Inc. will deliver to Nexland, S.A. 1,475,000 newly-issued shares of Nexland Common Stock.

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

CHANGES IN THE NUMBER OF EMPLOYEES

         We currently have twenty six (26) employees in Miami and six (6) in Canada. We anticipate hiring one (1) additional employee during the remainder of 2002. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan.

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

RESULTS OF OPERATIONS

         FOR THE THREE- MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

         (1) REVENUES. For the three months ended September 30, 2002, our Company had $3,181,986 in revenue as compared to $739,847 in revenue for the three months ended September 30, 2001, an increase of 330%. Sales of units of our Internet access "hardware routers" for small offices and home users increased to 24,317 for the three months ended September 30, 2002 from 4,639 units for the three months ended September 30, 2001, an increase of 424%.

         For the nine months ended September 30, 2002, our Company had $6,038,173 in revenue as compared to $2,275,018 in revenue for the nine months ended September 30, 2001, an increase of 165%. Sales of units of our Internet access "hardware routers" for small offices and home users increased to 41,626 for the nine months ended September 30, 2002 from 15,566 units for the nine months ended September 30, 2001, an increase of 167%.

         (2) COST OF SALES. For the three months ended September 30, 2002, our Company had $1,802,858 (57%) in cost of sales as compared to $285,647 (39%) in cost of sales for the three months ended September 30, 2001.

         For the nine months ended September 30 2002, our Company had $3,156,262 (52%) in cost of sales as compared to $1,110,131 (49%) in cost of sales for the nine months ended September 30, 2001.

         (3) GROSS PROFIT. For the three months ended September 30, 2002, our Company's gross profit was 43% as compared to 61% in gross profit for the three months ended September 30, 2001. The gross profit decreased for the three months ended September 30, 2002 compared to the corresponding period in 2001 due to increased sales of a product with a lower margin to a customer in the technology sector.

         For the nine months ended September 30, 2002, our Company's gross profit was 48% as compared to 51% in gross profit for the nine months ended September 30, 2001. The decrease in gross profit for the nine months ended September 30, 2002 as compared to the corresponding period in 2001 was mainly due to sales of lower margin units sold in volume to a single customer.

         (4) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001. For the three months ended September 30, 2002, selling, general and administrative expenses decreased to $795,742, as compared to $903,731 for the three months ended September 30, 2001. The decrease of $107,989 is the result of a decrease of compensation option expenses by $210,000, an increase in compensation expense of $144,000, an increase of other expenses by $22,000 and non-cash expenditure decreases in amortization of unearned compensation of $63,000.

         During the three month period ended September 30, 2002, the Company had one transaction that resulted in non-cash selling, general and administrative expenditures: i) $6,105 in option expenses to consultants. During the comparable period in 2001, the Company had the following three non-cash transactions that resulted in non-cash expenditures: i) the Company recorded a charge of $62,499 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement; ii) the Company incurred an expense of $210,000 in connection with the issuance of options to consultants; and iii) a company controlled by one of our principal shareholders incurred research and development costs on our behalf for the further development of our Internet access hardware routers for $73,000, which was recorded as a capital contribution. The Company expects to increase its selling, general and administrative expenses in the future in proportion to the Company's anticipated growth in sales.

         NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses decreased to $2,201,808, as compared to $2,785,332 for the nine months ended September 30, 2001. The decrease of $583,524 is the result of a decrease of compensation option expenses by $425,000, an increase in compensation expense of $203,000, a decrease of out sourced R&D expense by $193,000, a decrease of legal expenses by $88,000, an increase in other expenses of $23,000 and non-cash expenditure decreases in amortization of unearned compensation of $104,000.

         During the nine month period ended September 30, 2002, the Company had the following three transactions that resulted in non-cash selling, general and administrative expenditures: i) a charge of $83,340 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement; ii) $21,043 in option expenses to consultants; iii) amortization of loan closing asset of $4,342. During the comparable period in 2001, the Company had four non-cash transactions that resulted in non-cash expenditures: i) the Company recorded a charge of $187,497 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement; ii) the Company incurred an expense of $424,854 in connection with the issuance of options to consultants; iii) a company controlled by one of our principal shareholders incurred research and development costs on our behalf for the further development of our Internet access hardware routers for $326,000, which was recorded as a capital contribution; and iv) we issued 126,000 shares of common stock to a consultant for services and recorded a non-cash transaction of $88,578. The Company expects to increase its selling, general and administrative expenses in the future in proportion to the Company's anticipated growth in sales.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. For the nine months ended September 20, 2002, the Company's net cash provided by (used in) operating activities was $365,876, as compared to cash used in operating activities of ($860,319) for the nine months ended September 30, 2001, an increase of $1,226,195. This increase in cash flow resulted primarily from decreases in the Company's net operating loss on increased sales during the comparable nine month periods.

         For the nine months ended September 30, 2002, the Company's net cash used by investing activities was $25,723, which was for purchase of property and equipment.

         For the nine months ended September 30, 2002, the Company's net cash used by financing activities was $295,679. During the nine month period ending September 30, 2002, the convertible debentures in the principal amount of $255,000 were redeemed for $295,760 plus accrued interest of $16,240. In July 2002, an agreement with a stockholder was deemed to be fully performed and the Company recorded the return and subsequent cancellation of 800,000 transfer shares of common stock that were issued in a previous year.

         The Company has no assured financial resources available to meet its September 30, 2002 working capital deficit of $723,871 and future operating costs.

ITEM 3.  CONTROLS AND PROCEDURES

         QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

         CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

         DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

         LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

         In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

          CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Nexland, Inc. and its subsidiary is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

RISK FACTORS

         Our Company is subject to various risks which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. For the nine months ended September 30, 2002, we had net income of $321,645. For the year ended December 31, 2001 and the year ended December 31, 2000, we sustained losses of $1.67 million and $2.88 million, respectively. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern.

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

WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

         We had a working capital deficit of $0.72 million at September 30, 2002. We had a working capital deficit of $1.3 million and $0.6 million at December 31, 2001 and 2000, respectively. We had an accumulated deficit of $4.5 million at September 30, 2002. We had an accumulated deficit of $4.9 million and $3.2 million at December 31, 2001 and 2000, respectively. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

WE HAVE HAD A HISTORY OF A LIMITED CUSTOMER BASE AND THIS MAY CONTINUE

          At present, our customer base consists primarily of Internet service providers, telephone companies, enterprises, value-added resellers and Original Equipment Manufacturing for technology partners. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay their purchases of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In 2000, sales to 10 customers accounted for 53% of our revenue, while in 2001, sales to 10 customers accounted for 48% of our revenue. For the nine months ended September 30, 2002, one customer in the technology sector generated 66% of the Company's revenue. If these customers cancel or delay their purchase orders, our revenue may decline and the price of our common stock may fall. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from a few key customers and resellers, we do not have any long-term binding commitments from any of them.

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

Dated:   November 14, 2002                      NEXLAND, INC.


                                                    /s/ Martin Dell'Oca
                                                By:__________________________
                                                   Martin Dell'Oca
                                                   Chief Financial Officer


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nexland, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ Gregory S. Levine
________________________
Gregory S. Levine
Chief Executive Officer



/s/ Martin Dell'Oca
________________________
Martin Dell'Oca
Chief Financial Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302




I, Gregory S. Levine, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Nexland, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Gregory S. Levine
Date: November 14, 2002                 By:___________________________
                                           Gregory S. Levine
                                           President

                                  CERTIFICATION
                             PURSUANT TO SECTION 302


I, Martin Dell'Oca, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nexland, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    /s/ Martin Dell'Oca
                                       By:____________________________
                                          Martin Dell'Oca
                                          Chief Financial Officer and
                                          Principle Accounting Officer