Form 10KSB
period 2002-12-31
NEXLAND INC
filed 2003-04-03
CIK 1011722

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-3074

                                  NEXLAND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                            37-1356503
               --------                            ----------
     (State or Other Jurisdiction        (I.R.S. Employer Identification Number)
   of Incorporation or Organization)

1101 BRICKELL AVENUE, SUITE 200, NORTH TOWER                 33131
--------------------------------------------                 -----
            MIAMI, FLORIDA
  (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including                (305) 358-7771
              area code

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.0001 PER SHARE
                    -----------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No__

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

      The   aggregate   market  value  of  the  voting   common  stock  held  by
non-affiliates of the Registrant on March 17, 2003, was $15,322,636 based on the average bid and asked prices on such date of $0.44.

      The Registrant had 34,824,172 shares of Common Stock, par value $0.0001 per share, outstanding on March 17, 2003.

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


GENERAL

      WindStar Resources, Inc., (before the name change to Nexland, Inc.) was formed in Arizona on March 22, 1995, (under the name Turtleback Mountain Gold Co., Inc.) to engage in the business of mineral exploration, and if warranted, development and production, or the sale of precious minerals. WindStar Resources, Inc. failed to achieve its goals and business objectives and in 1999 concluded it was no longer economical to continue as a public gold exploration mining company. Nexland, Inc. was incorporated in Florida on December 4, 1994, but was inactive until November 17, 1999 when it was acquired by us. Nexland LP, a Florida limited partnership, formed on September 25, 1997, was an operating company until November 15, 1999 when it assigned all of its partnership assets to Nexland, Inc. in exchange for 17,000 of the latter's common shares.

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

      Our Internet Sharing Box product line allows multiple users on a local area network to simultaneously share the same Internet connection while optimizing each user's access speed, as well as providing firewall security. Our Internet Sharing Box product line is intended to support multiple operating systems, including Windows, Macintosh, UNIX and Linux. Our products are designed to be compatible with existing telephone and data connection lines, as well as integrated services digital networks and emerging access technologies, such as digital subscriber lines and cable modem connections. An integrated services digital network is an international telecommunications standard for providing digital service from a customer's premises to a dial-up telephone network. A digital subscriber line is a type of technology that increases the digital capacity of ordinary telephone lines into a home or office. Digital subscriber line speeds are tied to the distance between a customer and a telephone company. Our products enable multiple users to securely access the Internet simultaneously through regular telephone lines, slow speed data connections, or high-speed digital connections. We primarily market and sell our products through North American based Internet service providers, value-added resellers, telephone companies, as well as customize our products for resale by other Internet security companies and sales to direct end-users. During fiscal years 2002 and 2001, we made repeat sales to over 250 and 100 customers, respectively.

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

A DESCRIPTION OF OUR PRODUCTS

      We design and sell the Internet Sharing Box ("ISB") product line. The ISB products include the ISB SOHO, ISB Pro100, ISB Pro400, ISB Pro800, ISB Pro800 Turbo and ISB Wave Base. The ISB products are hardware routers that allow users, connected to the Internet, to share their Internet access at the same time using only one modem, one telephone line or cable connection, and one Internet access account. In addition, the ISB series of products are a "firewall," providing network security. The ISB products are compatible with personal computers, PC, Macintosh, UNIX, NT, Linux computers and any computer that uses a transmission control protocol/Internet protocol ("TCP/IP") browser interface.

      All of the ISB products allow simultaneous and independent Internet access for all users on a network, as well as firewall security protection to prevent any unwanted access to the local network. All ISB products allow up to 253 users to share one Internet connection.

      o ISB SOHO - Designed specifically for shared Internet access and Internet Security for the home or small office user. The ISB SOHO features simple installation and configuration. It connects to a cable or digital subscriber line modem through an ethernet connection to accommodate high speed data transmission. The ISB SOHO has a high speed 4 port 10/100 switch and is great for Internet games.

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


RECENT DEVELOPMENTS

      On February 13, 2003, we entered into a non-binding letter of intent to be acquired by Symantec Corp., a leader in internet security, for $21,700,000 in cash. Completion of the proposed transaction is subject to numerous conditions, including Symantec's due diligence investigation, approval by both companies' boards of directors, negotiation and execution of a definitive acquisition agreement, and approval of the transaction by our stockholders. We have had a joint development relationship with Symantec for the past two years. Symantec currently licenses our technology for use in the Symantec Firewall/VPN Appliance series, that combines Firewall, VPN, networking and other capabilities in a single unit to meet the unique needs of remote offices, branch offices and small businesses.


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

      o SALES STRATEGY. Currently, we primarily rely on direct sales to generate new customers and to maintain relationships with existing customers. We have five sales representatives.

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

      o CATALOG ADVERTISING. We currently utilize catalog advertising and sales, such as TigerDirect, ProVantage and PC Mall.

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

      On September 20, 2000, Nexland S.A. and we signed a ten-year licensing agreement whereby we were granted the right to use the "Nexland" names, logos, marketing techniques, trade secrets and know-how for sale of products to Europe, Africa and the Middle East whether or not patented or patent pending, trademarks, trade names, logos, marketing techniques, trade secrets and know-how for sale of products to the rest of the world, excluding Asia, which is open to both companies.

      On November 16, 2001, Nexland S.A. waived certain provisions in the 2000 licensing agreement with respect to a large customer. We are authorized to design and manufacture certain products for purchase, distribution and sale by this certain customer anywhere in the world.

      On November 6, 2002, we entered into an Irrevocable Option Agreement with Nexland, S.A., whereby Nexland, S.A. sold to our company an irrevocable option to purchase all of the tangible and intangible assets of Nexland, S.A., as well as all other assets that are owned by Nexland, S.A. and that are needed or useful in connection with the business of Nexland, S.A. The option cost 25,000 shares of common stock of Nexland, Inc. Pursuant to the Irrevocable Option Agreement, we granted Nexland, S.A. a limited license to sell any products of Nexland, Inc. in Europe and Asia. In the event we exercise our option, the parties agreed that this limited license immediately terminates. In the event that we elect to exercise our option, the exercise price is 1,475,000 shares of our common stock.


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

EMPLOYEES

      As of March 18, 2003, we employed twenty-five persons in Miami and five in Canada, including nine in operations and administration, one in marketing, eleven in research and development and four in customer support. We also employ five commissioned and salaried sales representatives. None of our employees is represented by a labor union and we have experienced no work stoppages to date. We believe our employee relations are good.


CERTAIN BUSINESS RISK FACTORS

      We are subject to various risks which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:


WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

      We had a working capital deficit of $0.5 million and $1.3 million and at December 31, 2002 and 2001, respectively. We had an accumulated deficit of $4.5 million and $4.9 million at December 31, 2002 and 2001, respectively. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


WE  HAVE  BEEN  THE  SUBJECT  OF  A  GOING  CONCERN   OPINION  FROM  OUR
INDEPENDENT AUDITORS

      Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2002 and 2001 financial statements which states that our Company is dependent on outside financing and has had losses in prior years that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have  historically  lost  money in  prior  years.  For the  year  ended
December 31, 2002, we had net income of $0.3 million. For the year ended December 31, 2001, we sustained losses of $1.67 million. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


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


WE HAVE HAD A HISTORY OF A LIMITED CUSTOMER BASE AND THIS MAY CONTINUE

      At present, our customer base consists primarily of Internet service providers, telephone companies, and value-added resellers. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay their purchases of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In 2002, sales to 10 customers accounted for 78% of our revenue, while in 2001, sales to 10 customers accounted for 48% of our revenue. If these customers cancel or delay their purchase orders, our revenue may decline and the price of our common stock may fall. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from a few key customers and resellers, we do not have binding commitments from any of them.


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

      As of March 18, 2003, we have issued and outstanding 34,824,172 shares of common stock of which 27,548,960 shares are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act. Future sales of the restricted shares may be made under Rule 144. Such sales may have an adverse effect on the then prevailing market price of the common stock, adversely affect our ability to obtain future financing in the capital markets, and may create a potential market overhang.


WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

      Our success largely depends on the efforts and abilities of key executives including Gregory S. Levine, our President and a Director of our Company, I. Daniel Sultan, CTO and Martin Dell'Oca, our Chief Financial Officer and a Director of our Company. The loss of the services of any of these people could materially harm our business because of the cost and time necessary to replace and train such personnel. Such a loss would also divert management attention away from operational issues. We have entered into employment agreements with Mr. Levine, Mr. Sultan and Mr. Dell'Oca, respectively. We do not maintain key-man life insurance policies on any of these people.

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

      In September 2002, the lease was amended and the rent expense was increased by $1,667 for the remainder of the lease.

      In August 2000, Nexland Canada, our Canadian wholly-owned subsidiary, entered into a one-year lease (renewed for one additional year) for an office located in Victoria, Canada, consisting of 1,000 square feet of corporate office space for $1,000 per month plus tax. The lease was renewed again in August 2002 for two additional years with a six month notice option to cancel the lease.

      We anticipate the need to reassess our facilities needs at the end of their leases and evaluate alternative options.


ITEM 3.  LEGAL PROCEEDINGS

      The officers and directors of our Company believe that, to the best of their knowledge, neither our Company nor any of its officers and directors are parties to any legal proceeding or litigation.

      On March 14, 2003, we were informed by Allan M. Lerner, our former securities counsel, that he would proceed to file a complaint against our Company for the unpaid balance of $32,182.68 in fees for professional services previously rendered. We believe that we have meritorious defenses and intend to vigorously defend this matter if needed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

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

                                                            CALENDAR YEAR 2002
                                                        ----------------------
                                                            HIGH BID   LOW BID
                                                        ------------  --------

            First Quarter (January 2002 - March 2002)        $0.3900   $0.2200
            Second Quarter (April 2002 - June 2002)          $0.2900   $0.0700
            Third Quarter (July 2002 - September 2002)       $0.2500   $0.1000
            Fourth Quarter (October 2002 - December 2002)    $0.2400   $0.0500


                                                            CALENDAR YEAR 2001
                                                        ----------------------
                                                            HIGH BID   LOW BID
                                                        ------------  --------

            First Quarter (January 2001 - March 2001)        $1.7812   $0.1900
            Second Quarter (April 2001 - June 2001)          $0.9000   $0.2700
            Third Quarter (July 2001 - September 2001)       $0.5500   $0.2000
            Fourth Quarter (October 2001 - December 2001)    $0.5500   $0.2200


                                                            CALENDAR YEAR 2000
                                                        ----------------------
                                                            HIGH BID   LOW BID
                                                        ------------  --------

            First Quarter (January 2000 - March 2000)        $7.8750   $3.7500
            Second Quarter (April 2000 - June 2000)          $6.2500   $1.2500
            Third Quarter (July 2000 - September 2000)       $2.3125   $0.6250
            Fourth Quarter (October 2000 - December 2000)    $0.7500   $0.1000


--------------------------------------------------------------------------------

      On March 18, 2003, the closing trade price of the common stock as reported on the Over-the-Counter Bulletin Board was $0.44. As of such date, there were approximately 402 holders of record of our common stock.


DIVIDENDS

      We have not declared or paid dividends on our common stock during fiscal 2002 or 2001 and do not plan to declare or pay dividends on our common stock during fiscal 2003. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Delaware law and our Certificate of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.


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

      On March 19, 2001, our Company issued convertible debentures in the principal amount of $255,000. The debentures were to bear interest at 6% per year and were convertible into shares of the Company's common stock. The convertible debentures were purchased by unrelated parties.

      During 2002, the convertible debentures in the principal amount of $255,000 were redeemed for $295,760 plus accrued interest of $16,240.

      On November 6, 2002 our Company issued 25,000 shares of common stock valued at $0.17 pursuant to an Irrevocable Option Agreement with Nexland, S.A. The Company recorded an expense of $4,250 related to the transaction.

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


REVENUE RECOGNITION

      Revenues are recognized at the time of shipment of the respective merchandise. The Company includes shipping and handling fees billed to customers as revenues. Costs of sales includes freight expenses. Products are under an unconditional money-back guarantee for the first 30 days after purchase. A five year warranty covering the repair of the unit is provided on all products.


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


GENERAL

      The following table sets forth for the periods presented, the percentage of net sales represented by certain items in our Company's statements of operations:

                                               PERCENTAGE OF NET SALES
                                             ---------------------------
                                               YEAR ENDED DECEMBER 31,
                                             ---------------------------
                                                  2002        2001
                                             ------------- -------------

Total net sales                                    100.0%        100.0%
                                             -------------   -----------

Total cost of sales                               (52.2)%       (49.5)%
                                             -------------   -----------

Gross profit                                        47.8%         50.5%

Operating expenses                                (38.8)%       (88.7)%
                                             -------------   -----------

Income (loss) from operations                        9.0%       (38.2)%

                                              PERCENTAGE OF NET SALES
                                             ---------------------------
                                               YEAR ENDED DECEMBER 31,
                                             ---------------------------
                                                  2002        2001
                                             ------------- -------------

Interest expense and other                         (3.7)%      (2.7)%
                                             -------------   -----------

Net income (loss) before                             5.4%     (40.9)%
  extraordinary item

Extraordinary item                                 (1.0)%           -

Net Income (loss)                                    4.4%     (40.9)%
                                             =============   ===========

========================================================================

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

      RESULTS OF OPERATIONS. The discussion of our historical results set forth below addresses our historical results of operations for the fiscal years ended December 31, 2002 and December 31, 2001.


YEARS ENDED DECEMBER 31, 2002 AND 2001

      REVENUES. We had revenue of $7,743,630 for the year ended December 31, 2002 as compared to revenue of $4,080,170 for the year ended December 31, 2001, an increase of $3,663,460 or 90%. For the year ended December 31, 2002, we had sales of 52,045 units of our Internet access "hardware routers" for small offices and home users as compared to sales of 23,342 units for the year ended December 31, 2001, an increase of 28,703 units or 123%. During the year ended December 31, 2002, our average selling price per unit decreased $26 per unit as compared to the same period in 2001. This decrease resulted from our Company reducing its selling price to take advantage of large volume sales opportunities. During the third quarter of 2000, our Company opened an office in Victoria, B.C. Revenues relating to this office for the year ended December 31, 2002 were $788,967 as compared to $1,152,848 for the same period in 2001, a decrease $363,881 of 32%.

      COST OF SALES. Cost of sales for the year ended December 31, 2002 was $4,038,944 as compared to $2,018,323 for the year ended December 31, 2001 an increase of $2,020,621 or 100%. Cost of sales consisted substantially of the purchase price and in-bound freight of pre-assembled finished goods inventory from subcontractors in Taiwan, Republic of China. During the year ended December 31, 2002, our average purchase cost per unit decreased $9 per unit as compared to the same period in 2001. This decrease resulted from a combination of two factors, the first of which is our Company's success in obtaining lower priced units from our supplier and secondly, as a result of our Company effectively modifying our product specifications. Our Company expects the dollar amount of purchases of pre-assembled finished goods inventory from subcontractors to increase in the future as our Company increases sales.

      GROSS PROFIT. The gross profit of our Company's products was approximately 48% for the year ended December 31, 2002 as compared to approximately 51% for the year ended December 31, 2001. Our Company expects pricing pressures from our competition, but will attempt to lower our cost procurement from subcontractors through volume purchases. Our Company may in the future, reduce selling prices to take advantage of large volume sales opportunities, which could lower our gross margin in the future.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. We had selling, general and administrative expenses of $3,004,931 for the year ended December 31, 2002 as compared to $3,617,068 for the year ended December 31, 2001 a decrease of $612,137 or 17%. The decrease was primarily a result of the reduction in consulting expenses, associated decreases in personnel expenses and increases in other related costs, which are explained below. In this connection, our payroll costs decreased by $194,669, our facilities expenses and office expense increased by $60,016, professional fees decreased by $183,341, consulting fees decreased by $457,253 and other operating expenses decreased by $245,491.

      For the year ended December 31 2002, we had three transactions that resulted in non-cash expenditures: i) a company controlled by one of our principal shareholders sold all its properties, rights, interests and other tangible and intangible assets to the Company for a promissory note of $470,000;
ii) in consideration for signing an Irrevocable Option Agreement to purchase all of the assets of Nexland, S.A. (France), our Company issued 25,000 shares of common stock and expensed $4,249 during the period; and iii) we recorded a charge of $83,340 in connection with the issuance of common stock to our Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement. We recorded an expense of $249,996 in the same period in 2001, a decrease of $166,656. For the year ended December 31, 2001, we had four transactions that resulted in non-cash expenditures and a corresponding decrease of expenses in the comparable period in 2002: i) a company controlled by one of our principal shareholders incurred research and development costs on our behalf for the further development of the Internet access hardware routers. (We recorded a capital contribution of $183,487 for the same period in 2001, which represents the actual costs incurred by the company on our behalf, substantially consisting of technician salaries for subcontractors located in Taiwan. We have no formal agreement with this company); ii) We issued 126,000 shares of the common stock to a consultant for services and recorded a non-cash charge of $88,578 period; and iii) we issued 1,266,179 options to consultants, recording a non-cash charge of $424,854.

      DEPRECIATION AND AMORTIZATION. We had depreciation and amortization expense of $53,532 for the year ended December 31, 2002 as compared to $11,539 for the year ended December 31, 2001, an increase of $41,993 or 364%.

      INTEREST EXPENSE. We had interest expense of $282,699 for the year ended December 31, 2002 as compared to $111,981 for the year ended December 31, 2001, an increase of $170,718 or 152%. The interest expense mainly related to our factoring arrangement and the Company's debentures. The increase in interest expense is due to the increase in factored accounts receivable between respective periods. We charged $76,819 for interest expense for the beneficial conversion of debentures in 2001.

      EXTRAORDINARY ITEMS. We prepaid holders of privately placed convertible debentures in 2002. The extraordinary expenses associated with this transaction are the prepayment penalties of $40,760 and write off of the unamortized deferred financing costs of $37,618.

      PROVISION FOR INCOME TAXES. No provision for income taxes was necessary in 2002 and 2001 due to the loss carry-forward and loss reported for such years (see Note 8 to the financial statements). Further, given the uncertainties as to realization, the deferred tax assets have been fully reserved.


LIQUIDITY AND CAPITAL RESOURCES

      CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

Our total assets at December 31, 2002 were $1,554,205 compared with $610,553 at December 31, 2001, an increase of $943,652, principally due to finished goods inventory held for a customer and the purchase of an intangible asset (see Note 8 to consolidated financial statements - Related Party Transactions, Purchased Asset Agreement). Total assets at December 31, 2002 were comprised mainly of $591,992 of inventory and $311,200 of intangible assets. Total assets at
December 31, 2001 were comprised principally of $319,482 of inventory and $113,739 of accounts receivable. Total current assets at December 31, 2002 and December 31, 2001 amounted to $1,021,075 and $473,172, respectively, while total current liabilities for those same periods amounted to $1,524,107 and $1,785,985, respectively, creating a working capital deficit of $503,032 and $1,312,863 at each respective period end. This working capital deficit is principally attributable to previous operating losses. Total liabilities at December 31, 2002 and December 31, 2001 were $2,155,202 and $1,785,985, respectively, representing an increase of 369,217. Shareholders' equity (capital deficit) at December 31, 2002 and December 31, 2001 was ($600,997) and ($1,175,432), respectively, representing an increase of $574,435. The increase in shareholders' equity is due to current year income.


      Prior to 2002, our Company had relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company's net cash provided in operating activities for the year ended December 31, 2002 was $507,878, compared to cash used in operating activities of ($190,710) for the year ended December 31, 2001, an increase of $698,588. This increase resulted from increases in the Company's net income, which included non-cash charges of (i) $83,340 for compensation in connection with an employment agreement, (ii) $152,416 for compensation to consultants with options, (iii) $82,720 for loan closing cost asset write-off
(iv) $53,532 for depreciation and amortization expense.

      Our Company's investing activities for year ended December 31, 2002 used cash of $29,924 for the purchase of property and equipment.

      Our Company's net cash used by financing activities for the year ended December 31, 2002 was $295,760 compared to $213,058 for the year ended December 31, 2001. This consisted of $295,760 used to extinguish debentures.

      Our Company has no assured available financial resources to meet its December 31, 2002 working capital deficit of $503,032 and future operating costs. Although our Company cannot accurately predict the precise timing of its future capital requirements, we estimate that we will meet our needs from cash flow from the operations.

      If our Company is unable to fund its working capital deficit and future operating costs through operating activities, the Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations.

      Management of the Company has taken the following steps to improve its cash flow:

      (a) In 2002, an overall increase in cash flow from operating activities was achieved through increased sales and reductions in expenses.

      (b) On January 31, 2001, the Company, entered into a Factoring Agreement. The Factoring Agreement automatically renews for successive 1-year terms unless terminated by either party with proper notice given as defined. The Company has assigned substantially all of its accounts receivable to the factor, typically on a recourse basis. The Company may request advances up to 75% of the eligible receivables. The factor charges the Company a commission equal to .0667% per day for each uncollected receivable from the invoice date to the payment date of such invoice, plus interest on advanced funds equal to the greater of 10% or the interest publicly announced by Citibank N. A., plus 2%.

      (c) On March 19, 2001, the Company also entered into a Securities Purchase Agreement with third-party investors and a Placement Agent Agreement to provide up to $250,000, less certain fees and expenses of the placement agent, by the issuance of convertible debentures. The debentures bear interest at 6% per year and convert into the Company's common stock. In connection with the issuance of such debentures, the difference between the conversion price and the fair value of the common stock to which the debentures are convertible, multiplied by the number of shares into which the debt is convertible at the issuance date of the debt are recorded as intrinsic value of the beneficial conversion feature and charged to interest expense in the Company's statement of operations. The Company recorded $76,819 of interest expense at December 31, 2001. On March 19, 2001, the Company issued debentures of $255,000 from which it received net proceeds of approximately $213,040. The debenture holders were entitled to convert all or part of the principal amount plus accrued interest into shares of the Company's common stock equal to either (a) an amount equal to 120% of the closing bid price of the Company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest three closing bid prices of the Company's common stock for the 10 days immediately preceding the date of conversion of the debenture. On August 7, 2001, the Company filed a registration statement registering 13,000,000 shares of the Company's common stock, which included conversion shares of common stock underlying the debentures. On January 28, 2002, the Company withdrew the registration statement. The debentures were subordinate and junior in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $250,000. The Company has the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures upon the five-year anniversary of the debenture issuance. Since the Company did not register the securities, the convertible debentures were due on demand and were presented as a short-term liability. The Company is obligated to pay 2% of the liquidated value of approximately $5,000 as liquidated damages. During 2002, the convertible debentures in the principal amount of $255,000 were redeemed for $295,760 plus accrued interest of $16,240.

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


GOING CONCERN QUALIFICATION

      The Company's auditors stated in their reports that the financial statements of the Company for the years ended December 31, 2002 and December 31, 2001 that the Company is had losses in previous periods that raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2002 and 2001, the Company incurred income (losses) of $338,678 and ($1,667,202), respectively, and the Company had an accumulated deficit of $600,997 and $1,175,432, respectively. Management believes that resources will be available from operating activities in 2003 to continue the marketing of the Company's Internet sharing devices. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements appear beginning at page 20.

                         NEXLAND, INC. AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001

                              TABLE OF CONTENTS



Independent Auditor's Report..............................................F - 1


Consolidated Financial Statements:

   Consolidated Balance Sheets at December 31, 2002 and 2001..............F - 2

   Consolidated  Statements  of Operations  for the years ending
   December 31, 2002 and 2001.............................................F - 3

   Consolidated  Statements of Capital  Deficit for the years ending
   December 31, 2002 and 2001.............................................F - 4

   Consolidated  Statements  of Cash Flows for the years  ending
   December 31, 2002 and 2001.............................................F - 5


Notes to Consolidated Financial Statements.................F - 6 through F - 21

MICHAEL I. DASZKAL, CPA, P.A.                     2401 N.W. BOCA RATON BOULEVARD
JEFFREY A. BOLTON, CPA, P.A.    [LOGO]                      BOCA RATON, FL 33431
TIMOTHY R. DEVLIN, CPA, P.A.    DASZKALBOLTON LLP                T: 561.367.1040
MICHAEL S. KRIDEL, CPA, P.A.    CERTIFIED PUBLIC                 F: 561.750.3236
MARJORIE A. HORWIN, CPA, P.A.     ACCOUNTANTS              WWW.DASZKALBOLTON.COM



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To The Board of Directors and Stockholders
Nexland, Inc. and subsidiary
Miami, Florida

We have audited the accompanying consolidated balance sheets of Nexland, Inc. and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the management of Nexland, Inc. and subsidiary. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexland, Inc. and subsidiary as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has working capital deficiencies, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in the Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             /s/ DASZKAL BOLTON LLP

Boca Raton, Florida
January 31, 2003




MEMBER OF  AMERICAN  INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS - SEC AND PRIVATE
COMPANIES PRACTICE SECTIONS                  MEMBER AFFILIATED OFFICES WORLDWIDE

NEXLAND, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                        2002          2001
                                                     -----------   -----------
Current assets:
   Cash                                              $  222,095    $   39,901
   Accounts receivable, net                             153,782       113,739
   Inventory, net                                       591,992       319,482
   Prepaid expenses                                      53,206             -
                                                     -----------   -----------
       Total current assets                           1,021,075       473,122
                                                     -----------   -----------
Property and equipment, net                             202,038        62,503

Other assets:
   Deposits                                              19,892        32,968
   Intangible asset, net                                311,200
   Loan closing costs                                         -        41,960
                                                     -----------   -----------
        Total other assets                              331,092        74,928
                                                     -----------   -----------
        Total assets                                 $1,554,205    $  610,553
                                                     ===========   ===========

                         LIABILITIES AND CAPITAL DEFICIT
                         -------------------------------
Current liabilities:
   Accounts payable                                  $  758,487    $  200,018
   Accrued professional fees                            169,422       282,093
   Accrued expenses                                     340,455       285,309
   Notes payable to related party supplier, current     158,387       666,209
    portion
   Convertible debentures                                     -       255,000
   Other liabilities                                     97,356        97,356
                                                     -----------   -----------
       Total current liabilities                      1,524,107     1,785,985
                                                     -----------   -----------
   Notes payable to related party supplier, net of
    current portion                                     631,095             -
                                                     -----------   -----------
        Total liabilities                             2,155,202     1,785,985
                                                     -----------   -----------

Commitments and contingencies

Capital deficit:
    Preferred stock, $0.0001 par value; 10,000,000
    shares authorized; no shares outstanding                  -             -
    Common stock, $0.0001 par value; 50,000,000 shares
     authorized; 34,824,172 and 35,653,385 shares
     issued and outstanding at December 31, 2002
     and 2001, respectively                               3,482         3,566
   Additional paid-in capital                         3,927,919     3,775,418
   Unearned compensation                                              (83,340)
   Accumulated deficit                               (4,532,398)   (4,871,076)
                                                     -----------   -----------
       Total capital deficit                           (600,997)   (1,175,432)
                                                     -----------   -----------
       Total liabilities and capital deficit         $1,554,205    $  610,553
                                                     ===========   ===========


         See accompanying notes to consolidated financial statements.

  NEXLAND, INC. AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                          2002          2001
                                                      ----------     ----------

Sales                                               $  7,743,630   $  4,080,170

Cost of sales                                          4,038,944      2,018,323
                                                      ----------     ----------

Gross profit                                           3,704,686      2,061,847
                                                      ----------     ----------

Operating expenses:
   Selling, general and administrative                 3,004,931      3,617,068
                                                      ----------     ----------

Income (loss) from operations                            699,755     (1,555,221)
                                                      ----------     ----------

Other expense:
   Interest expense                                      282,699        111,981
                                                      ----------     ----------

Net income (loss) before extraordinary item              417,056     (1,667,202)

Extraordinary item:
   Loss on extinguishment of debt                         78,378              -
                                                      ----------     ----------

Net income (loss)                                   $    338,678   $ (1,667,202)
                                                      ==========     ==========


Net income (loss) per common share, basic and
 diluted                                            $       0.01   $      (0.05)
                                                      ==========     ==========

Weighted-average number of common shares, basic       35,290,433     36,113,795
                                                      ==========     ==========

Weighted-average number of common shares, diluted     43,569,202     36,113,795
                                                      ==========     ==========

         See accompanying notes to consolidated financial statements.


NEXLAND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
YEARS ENDED DECEMBER 31, 2002 AND 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONAL
                                                      COMMON STOCK         PAID-IN     UNEARNED      ACCUMULATED
                                                   SHARES     AMOUNT       CAPITAL    COMPENSATION     DEFICIT         TOTAL
                                                 ----------  --------   -----------   ------------  -------------  -------------


Balance, December 31, 2000                       36,027,378  $  3,603   $ 3,001,613   $ (333,336)   $ (3,203,874)  $   (531,994)

Issuance of equity instruments for services         126,000        13       513,431            -               -        513,444

Embedded interest on conversion of debentures             -                  76,819            -               -         76,819

Issuance of common stock in connection with
exercise of warrants                                      7        -             18            -               -             18

Surrender of common stock by stockholder           (500,000)      (50)           50            -               -              -

Contributed research and development services             -         -       183,487            -               -        183,487

Amortization of unearned compensation                     -         -             -      249,996                        249,996

Net loss for the year                                     -         -             -            -      (1,667,202)   (1 ,667,202)
                                                 ----------  --------   -----------   ------------  -------------  -------------
Balance, December 31, 2001                       35,653,385     3,566     3,775,418     (83,340)      (4,871,076)    (1,175,432)

Issuance of equity instruments for services               -         -       148,168            -               -        148,168

Cancellation common stock                          (854,213)      (86)           86            -               -              -

Amortization of unearned compensation                     -         -             -       83,340               -         83,340

Issuance of shares to Nexland, S.A.                  25,000         2         4,247            -                          4,249

Net income for the year                                   -         -             -                      338,678        338,678
                                                 ----------  --------   -----------   ------------  -------------  -------------
Balance, December 31, 2002                       34,824,172  $  3,482   $ 3,927,919   $        -    $ (4,532,398)  $   (600,997)
                                                 ==========  ========   ===========   ============  =============  =============


          See accompanying notes to consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
                                                         2002          2001
                                                     ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                  $  338,678    $(1,667,202)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Compensation expenses in connection with:
       Employment agreement                              83,340       249,996
       Stock and stock options issued                   152,416       513,444
    Contributed research and development services             -       183,487
    Beneficial conversion feature                             -        76,819
    Depreciation and amortization expense                53,532        11,539
    Allowance for doubtful accounts                     (19,093)       22,205
    Allowance for slow-moving and obsolete inventory    (68,261)       71,626
    Extraordinary loss on extinguishment of debt         78,378             -
    (Increase) decrease in:
       Accounts receivable                              (20,950)      (16,813)
       Inventory                                       (204,249)     (315,159)
       Deposits and other assets                        (40,130)       (2,968)
    Increase (decrease) in:
       Accounts payable                                 558,469       143,142
       Accrued professional fees                       (112,671)       62,899
       Accrued expenses                                  55,146       211,885
       Due to related party supplier                   (346,727)      264,390
                                                     ----------    ----------
Net cash provided by (used in) operating activities     507,878      (190,710)
                                                     ----------    ----------
Cash flows from investing activities:
   Purchase of property and equipment                   (29,924)      (41,970)
                                                     ----------    ----------
Cash flows from financing activities:
  Proceeds from exercise of warrants and options              -            18
  Proceeds from and payments on extinguishment
   of debentures                                       (295,760)      255,000
  Cost of issuance of debentures                              -       (41,960)
                                                     ----------    ----------
Net cash provided by (used in) financing activities    (295,760)      213,058
                                                     ----------    ----------
 Net increase (decrease) in cash                        182,194       (19,622)
 Cash, beginning of year                                 39,901        59,523
                                                     ----------    ----------
 Cash, end of year                                   $  222,095   $    39,901
                                                     ==========    ==========
Supplemental Cash Flow Information:
-----------------------------------
   Cash paid for interest                            $  183,835   $    25,932
                                                     ==========    ==========
    Cash paid for taxes                              $         -  $         -
                                                     ==========    ==========


          See accompanying notes to consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The  Company   considers  all  highly  liquid  debt  instruments  with  original maturities of three months or less to be cash equivalents. The Company has no cash equivalents at December 31, 2002 and 2001.

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

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, continued

New Accounting Pronouncements
-----------------------------

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of the FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of FASB No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of FASB 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company believes that the adoption of SFAS 145 will not have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

In July 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. The provisions of this Statement institute the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. Further, the provisions of the Statement that relate to the application of Statement 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends Statements No. 123 to provide three alternative methods of transition for Statement No. 123's fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provision of Statement No. 123. Transition to the fair value accounting method of Statement No. 123 is not required by Statement No. 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 and related interpretations. Statement No. 148 also amends the disclosure provisions of Statement No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision of Statement No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB No. 25.

Revenue Recognition
-------------------

Revenue is recognized when products are shipped to the customer. The Company includes shipping and handling fees billed to customers as revenue. Costs of sales includes freight expenses. Products are under an unconditional money-back guarantee for the first 30 days after purchase. A five-year warranty covering the repair of the unit is provided on all products. During the years ended December 31, 2002 and 2001, the Company did not experience any significant warranty expense.

Advertising
-----------

Advertising costs are charged to operations in the year incurred; such amounts aggregated $159,825 in 2002 and $19,696 in 2001.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, continued
--------------------------------------------------

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

Net Income (Loss) per Common Share
----------------------------------

Net income (loss) per common share is calculated according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net loss per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share - Diluted is based on the weighted average number of common shares and dilutive potentially common shares outstanding during the year. The potential common stock equivalents during periods reflecting losses were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same.

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

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

On January 31, 2001, the Company entered into a factoring agreement. The agreement was renewed on January 31, 2003 for an additional year. The agreement may be terminated by either party with proper notice given as defined. The Company may request advances up to 75% of the eligible receivables. The factor charges the Company a commission equal to .0667% per day for each uncollected receivable from the invoice date to the payment date of the invoice, plus interest on advanced funds equal to the greater of 10% or the interest publicly announced by Citibank, N.A., plus 2% (6.25% at December 31, 2002 and 6.75% at December 31, 2001). Obligations due to the factor under the factoring agreement are collateralized by receivables, as defined, and by all of the Company's inventory.

Accounts  receivable consist of the following at December 31, 2002 and 2001:

                                                   2002          2001
                                             -----------   ------------

      Receivables assigned to factor         $    18,287   $    317,440
      Due (advanced from factor                   13,933       (205,490)
                                             -----------   ------------
      Amounts due from factor                     32,220        111,950
      Unfactored accounts                        124,562         25,680
      Allowance for returns and discounts         (3,000)       (23,891)
                                             -----------   ------------
                                             $   153,782   $    113,739
                                             ===========   ============

Bad debt expense was $5,656 and $22,205 for the years ended December 31, 2002 and 2001, respectively.


NOTE 4 - INVENTORY
------------------

Finished goods inventories at December 31, 2002 and 2001 consist of Internet sharing devices held for resale. At December 31, 2001, inventory included a $109,485 deposit with the supplier in Taiwan. Allowances for obsolete inventory at December 31, 2002 and 2001 were $3,365 and $71,626, respectively.


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following:

                                                   2002          2001
                                             -----------   ------------

      Furniture and fixtures                 $    42,190   $     54,433
      Office equipment                           156,389         29,182
      Manufacturing equipment                     55,000              -
                                             -----------   ------------
                                                 253,579         83,615
      Less accumulated depreciation              (51,541)       (21,112)
                                             -----------   ------------
                                             $   202,038   $     62,503
                                             ===========   ============

Depreciation expense was $30,890 and $11,539 for the years ended December 31, 2002 and 2001, respectively.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - PROPERTY AND EQUIPMENT, continued
------------------------------------------

In 2002, the Company entered into an agreement to obtain the rights to certain intellectual property. The purchase price paid for the property was $329,500. The property is being amortized over 3 years. During 2002, the company recognized $18,300 in amortization expense.


NOTE 6 - DEBT
-------------

Equity Line of Credit
---------------------

On March 19, 2001, the Company entered into a Line of Credit Agreement (the "Credit Line"). Pursuant to the Credit line, an institutional investor agreed, if requested by the Company, to purchase up to $5 million of the Company's common stock at a 20% discount from the market value. The agreement was terminated on January 28, 2002 and no amounts were obtained under the agreement.

Convertible Debentures
----------------------

The Company sold $255,000 of 6% convertible debentures in the three months ended June 30, 2001 through a Securities Purchase Agreement under Regulation
D. The net proceeds after $41,960 costs incurred were $213,040. The intrinsic value of the beneficial conversion feature was recorded as a non-cash charge of $76,819 to interest expense and a corresponding credit to the additional paid in capital of the Company. The debenture holders were entitled to convert all or part of the principal amount plus accrued interest into shares of the Company's common stock equal to either (a) an amount equal to 120% of the closing bid price of the Company's common stock as of the date of the debenture issuance, or (b) an amount equal to 80% of the lowest three closing bid prices of the Company's common stock for the 10 days immediately preceding the date of conversion of the debenture. On August 7, 2001, the Company filed a registration statement registering 13,000,000 shares of the Company's common stock, which included conversion shares of common stock underlying the debentures. On January 28, 2002, the Company withdrew the registration statement. The debentures were subordinate and junior in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $250,000. The Company had the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures upon the five-year anniversary of the debenture issuance. The debentures were to mature in 2006.

The Company was obligated to use reasonable efforts to prepare and file with the Securities and Exchange Commission ("SEC"), a registration statement on Form S-1 under the 1933 Act. This would register for resale, the shares of the common stock to be issued upon conversion of the convertible debentures. Since the Company did not register the securities, the convertible debentures were due upon demand and are accordingly presented as a short-term liability. The Company was obligated to pay 2% of the liquidated value of approximately $5,000 as liquidated damages.

In June 2002, the Company prepaid the holders of these privately placed convertible debentures in an aggregate amount of $312,000. These payments were made out of available cash. Interest accrued on these convertible debentures at 6% was $16,240. In connection with this transaction, the Company was required to pay prepayment penalties of $40,760, and wrote off the unamortized deferred financing costs of approximately $37,618. The total of $78,378 has been recorded as a net extraordinary loss in the 2002 statement of operations.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - CONCENTRATIONS
-----------------------

Dependency on a Customer
------------------------

In 2002 and 2001, approximately 61% and 29% respectively of the Company's revenues were generated by one customer in the technology sector.

Concentrations of Credit Risk
-----------------------------

The Company manufactures and distributes Internet sharing boxes to companies in diversified industries. The Company routinely assesses the financial strength of its customers and as a consequence believes its trade accounts receivable credit risk is limited. The Company generally does not require collateral. As of December 31, 2002, no individual customer balance was determined to represent a material concentration of credit risk.

Concentrations of Bank Risk
---------------------------

The Company maintains its cash in deposit accounts at two financial institutions, which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2002 the Company had cash balances $111,133 in excess of FDIC insurance limits and the Company has not experienced any losses in such accounts.


NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

On November 6, 2002 multiple agreements were signed to renegotiate related party accounts payable balances to Promissory Notes, purchase assets and to grant to Nexland, Inc. the option to purchase worldwide distribution rights and all claims of technology development.

Promissory Note Agreements
--------------------------

An agreement and release was signed with Smerwick, a related party and major stockholder, to release an account payable balance of $313,016 in consideration of a cash payment of $150,000 and the execution of a Promissory
Note in the amount of $163,016. The note will accrue interest at a rate of 8% per annum with principal and interest payments of $7,500 monthly in arrears. The note matures in November 2004.

An agreement and release was signed with Longfield, a related party and major stockholder, to release an account payable balance of $306,465 in consideration of a cash payment of $150,000 and the execution of a Promissory
Note in the amount of $156,465. The note will accrue interest at a rate of 8% per annum with principal and interest payments of $7,500 monthly in arrears. The note matures in October 2004.

Total accrued interest on the notes was $3,845 as of December 31, 2002.

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

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The principal amount shall become immediately due and payable upon any bankruptcy proceedings or change of control. In addition, if the Company records at the end of any fiscal year accumulated shareholder equity in excess of two million dollars, the note shall become due and payable 45 days following the filing of the SEC report.

Total accrued interest on the notes was $4,250 as of December 31, 2002.

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

As consideration for the option, Nexland, Inc. delivered to Nexland, S.A. 25,000 newly-issued shares of Nexland Common Stock. The company recognized $4,249 in expenses relating to the issuance of the common stock.

As consideration for the sale of assets upon execution of the option, Nexland, Inc. will deliver to Nexland, S.A. 1,475,000 newly-issued shares of Nexland Common Stock.

Dependency on a Supplier
------------------------

During the year 2001 and the first quarter of 2002, the Company purchased all its Internet sharing devices from one supplier, Smerwick, Ltd. The supplier is located in Taiwan, and its principal shareholders are also principal shareholders of the Company. Purchases from Smerwick aggregated $550,361 and $1,614,144 for 2002 and 2001, respectively.

The Company has entered into manufacturing agreements with a U.S. and Taiwan manufacturers during 2002. The Company's present suppliers will continue to produce the Company's product as needed and no production delays are anticipated.

On October 18, 2000, the Company entered into an agreement with Smerwick, Ltd. to issue 500,000 shares of its common stock to satisfy supplier payables of $486,441. According to the agreement, the Company has the option (as defined) to repurchase the 500,000 shares. On December 21, 2001, the 500,000 shares were returned to the Company and retired. At December 31, 2001, the Company owed Smerwick $666,209. During 2002, all amounts owed these related parties were converted to Promissory Notes (see Promissory Note Agreements section above).

Contributed Research and Development
------------------------------------

Smerwick, Ltd., a company controlled by a principal shareholder, incurs research and development ("R&D") costs on the Company's behalf for the further development of the Internet Sharing Devices. In this connection, the Company recorded capital contributions of $0 and $183,487 in 2002 and 2001 respectively, which represent the actual costs, incurred by this company on Nexland's behalf. These services consist primarily of the technician salaries located in Taiwan. The Company created an internal research and development department during the fourth quarter of 2001 and all subcontracted R&D was transferred to the Company in the first quarter of 2002.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

In March 2000, the Company entered into a five-year consulting agreement with Nexland S.A. that provided for compensation of $175,000 per annum if the Company was able to obtain at least $1,000,000 in financing. This agreement may be terminated without cause after December 31, 2001, other than in connection with a change of control, in which case Nexland S.A. would received one year of severance pay. No payments were made or accrued under this agreement in 2002 or 2001 and the agreement was terminated in 2002.

Commencing January 1, 2001, the Company agreed to pay I. Dan Sultan, principal stockholder of the Company and of Nexland S.A., $150,000 per annum for consulting services. During 2002 and 2001, the Company paid $139,000 and $52,000, respectively, and accrued the balance of $109,000 at December 31, 2002.

On November 16, 2001, Nexland S.A. waived certain provisions in the 2000 licensing agreement with respect to a large customer. Nexland, Inc. was authorized to design and manufacture certain products for purchase, distribution and sale by this certain customer.


NOTE 9 - INCOME TAXES
---------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At December 31, 2002 and 2001, the Company had cumulative federal net operating loss carryforwards ("NOL") of approximately $2,600,000 and $3,000,000, respectively. The NOL expires during the years 2019 through 2020.

In the event of a change in ownership of the Company, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code.

In 2002, the Company recognized a tax benefit of approximately $155,000 from the utilization of net operating loss carryforwards into 2002. Prior to 2002, the Company had not recognized any benefit of net operating loss carryforwards in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," as the realization of this deferred tax benefit was not more likely than not. At December 31, 2002, a 100% valuation allowance has been recorded to offset the entire effect of the Company's net deferred tax assets, as realization remains not more likely than not.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9-INCOME TAXES, CONTINUED
------------------------------

The net provision (benefit) for income taxes consisted of the following at December 31, 2002 and 2001:
                                                        2002          2001
                                                     ----------    ---------
       Current income taxes                          $        -    $       -
       Deferred income taxes                                  -            -
                                                     ----------    ---------
       Net provision (benefit) for income taxes      $        -    $       -
                                                     ==========    =========

Significant components of the Company's deferred tax liabilities and assets at December 31, 2002 and 2001 are as follows:
                                                           2002           2001
                                                        ----------    ----------

      Deferred tax assets:
        Professional and consulting fees              $  976,854    $   868,142
        Accrued salaries                                  74,507         78,469
        Allowance for inventory                            1,266         26,953
        Allowance for doubtful accounts                      494          8,355
        Accrued interest                                  11,711         86,105
        Net operating loss carry forwards                970,158      1,122,306
        Valuation allowance for deferred tax assets   (2,034,990)    (2,190,330)
                                                      -----------    -----------
      Net deferred tax asset                          $         -    $         -
                                                      ===========    ===========

       A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to pre-tax loss before loss is summarized as follows:

                                                           2002          2001
                                                        ----------   -----------

       U.S. Federal statutory rate on earnings (loss)
        before income taxes                             $ 115,151    $ (566,849)
       Non-deductible  items                               25,204             -
       State income tax, net of Federal benefit            14,985       (52,511)
       Increase (decrease) in valuation allowance        (155,340)      619,360
                                                        ----------   -----------
       Income tax expense (benefit)                     $        -   $         -
                                                        ==========   ===========

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10-STOCKHOLDERS' EQUITY
----------------------------

2002
----

The Company cancelled 854,213 shares of common stock related to settlement agreements. See Note 12.

The Company issued 25,000 shares of common stock to Nexland, S.A. pursuant to agreements. See Note 8.

2001
----

In connection with entering into the Equity Line of Credit (see Note 6), the Company also entered into consulting services agreement relating to capital investment and/or debt financing, which was subsequently terminated. Under the agreement, the consultant was to receive a fee equal to 8.4% of the gross proceeds from each advance under the Equity Line of Credit. In addition, on March 16, 2001, the Company issued 126,000 shares of its common stock valued at $0.70 per share pursuant to the consulting services agreement. The Company recorded compensation expense of $88,590. The Company had granted the Equity Line of Credit investor, the consultant and the placement agent certain registration rights, which rights were subsequently terminated.

The Company issued 7 shares of its common stock in connection with the exercise of warrants.

On October 18, 2000, the Company entered into an agreement with Smerwick, Ltd. to issue 500,000 shares of its common stock as satisfaction of supplier payables of $486,441. During the year ended December 31, 2001, Smerwick returned the shares to the Company and the agreement was cancelled.
See Note 8.


NOTE 11- OPTIONS AND WARRANTS
-----------------------------

Stock Incentive Plan
--------------------

On September 6, 2000, the Company adopted a Stock Incentive Plan (the "Plan"), which provides for the granting of 6,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or non-qualified options.

During 2002, the Company granted 741,667 options to certain consultants. The weighted average grant-date fair value was $0.21 for options with an exercise price equal to the market price on the date of the grant. The weighted average fair value of options granted is estimated on the date of the grant, using an option-pricing model for public companies. The fair value of the grants was expensed in 2002 with an unamortized asset capitalized for one of the agreements of $25,186 as of December 31, 2002 for services to be performed over the three remaining years of the agreement.

During 2002, the Company cancelled options to purchase 580,000 shares of the Company's common stock to certain employees of the Company and granted options to purchase 145,000 shares of common stock to these same employees of the Company. The Company accounted for this cancellation and reissuance of shares under Financial Interpretation No. 44 recognizing approximately $3,000 in compensation expense. During 2002, the Company granted 900,000 options to certain officers and directors. The weighted average grant-date fair value was $0.11 for options with an exercise price equal or greater than the market price on the date of the grant.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11-OPTIONS AND WARRANTS, CONTINUED
---------------------------------------

During 2002, the Company granted options to purchase 2,086,667 shares of common stock with the Plan at prices ranging from $0.08 to $0.32 per share. During 2001, the Company granted options to purchase 3,329,000 shares of common stock within the Plan at prices ranging from $0.25 to $0.70 per share.

At December 31, 2002, 5,146,500 shares of common stock were reserved for issuance under outstanding options and 853,500 shares of common stock were available under the Plan. At December 31, 2001, 4,887,000 shares of common stock were reserved for issuance under outstanding options under the Plan and 1,113,000 shares of common stock available options under the Plan.

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

                                                         2002           2001
                                                      ----------    -----------
       Net income (loss) as reported                  $  338,678    $(1,667,202)
                                                      ==========    ===========
       Pro forma net income (loss)                    $  200,898    $(2,656,552)
                                                      ==========    ===========
       Basic earnings (loss) per share as reported          0.01          (0.05)
                                                      ==========    ===========
       Basic earnings (loss) per share pro forma            0.01          (0.07)
                                                      ==========    ===========

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model based on the following assumptions:

                                                 2002                 2001
                                            --------------       ---------------

       Risk free interest rate                   6%              5.10% - 6.02%
       Expected life                         5 - 10 years        9.75 - 10 years
       Expected volatility                       1.24                 1.49
       Dividend yield                            0.0                  0.0



STOCK INCENTIVES OUTSIDE THE PLAN

Options have been granted outside of the plan with approval of the Board of Directors for non-employees of the Company providing consulting services. The Company has granted options to purchase 741,667 and 1,766,179 and shares of common stock outside of the Plan during the years ended December 31, 2002 and 2001, respectively.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11- OPTIONS AND WARRANTS, CONTINUED
----------------------------------------

During 2002, the Company granted options to consultants to purchase shares of common stock as follows:

The Company granted 741,667 options to certain consultants, 100,000 options vest over a four-year period and the remaining 641,667 options vested immediately. All of the granted options expire in 2012.

For options granted outside of the Plan, the Company recorded the fair value of each option at the grant date by using the Black-Scholes option-pricing model. The fair value of these options amounting to $122,981 was charged to operations in 2002 and $25,186 was capitalized as an asset to be amortized over the remaining consulting period.

During 2001, the Company granted options to consultants to purchase shares of common stock as follows:

Five advisory board members were granted options to purchase 100,000 shares of common stock at $0.30 per share. An individual advisor was granted options to purchase 100,000 shares of common stock at $0.35 per share and 500,000 shares of common stock at $0.27 per share. These options vested immediately and expire in 2011. The advisory board was terminated during 2001.

A management consultant was granted options to purchase 100,000 shares of common stock at $0.45 per share. These options vested immediately and expire in 2011.

A financial advisor was granted options to purchase 500,000 shares of common stock at $0.35 per share. These options vested in July 2002 and expire in 2011.

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

The Company's predecessor (WindStar) issued 1,600,000 units in exchange for new certain obligations in 1996. Each unit consisted of one share of common stock, one "Class A Warrant" and one "Class B Warrant."

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

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11-OPTIONS AND WARRANTS, CONTINUED

The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted. Information with respect to stock options is as follows:

                                                               2002                                2001
                                               ---------------------------------    --------------------------------
YEAR ENDED DECEMBER 31                         PRICE PER SHARE        AMOUNT        PRICE PER SHARE        AMOUNT
--------------------------                     ---------------    --------------    ---------------    -------------
Options outstanding at January 1                0.12 -0.927          6,653,179       0.12 - 0.927         2,298,000

Options granted                                  .08 - .32           2,086,667       0.25 -0.70           5,095,179

Options exercised/surrendered

Options forfeited                                .25 - .843         (1,085,500)      0.29 - 0.70           (740,000)
                                                                  ------------                          -----------
Options outstanding at December 31                                   7,654,346                            6,653,179

Options available for grant at December 31                             853,500                            1,113,000

Total reserved shares                                                8,507,846                            7,766,179
                                                                  ------------                          -----------
Options exercisable at December 31                                   6,915,096                            4,539,179
                                                                  ============                          ===========


The following table summarizes information about stock options at December 31, 2002:

                                     NUMBER OF        WEIGHTED                        NUMBER OF

                                      OPTIONS          AVERAGE        WEIGHTED        OPTIONS         WEIGHTED

                                    OUTSTANDING       REMAINING        AVERAGE     EXERCISABLE AT     AVERAGE

                                    DECEMBER 31,     CONTRACTUAL      EXERCISE      DECEMBER 31,      EXERCISE

RANGE OF EXERCISE PRICES               2002             LIFE            PRICE           2002           PRICE
----------------------------------  ------------     -----------      --------      ------------      --------

$0.08 -$0.29                         4,218,167           8.84          $0.185        3,974,667         $0.185

$0.30 -$0.45                         2,541,179           8.60          $0.344        2,337,929         $0.346

$0843 - $0927                          895,000           7.69          $0.871          602,500         $0.874
                                  ------------                                    ------------
                                     7,654,346                                       6,915,096
                                  ============                                    ============



The following table summarizes information about stock options at December 31, 2001:


                                     NUMBER OF        WEIGHTED                        NUMBER OF

                                      OPTIONS          AVERAGE        WEIGHTED        OPTIONS         WEIGHTED

                                    OUTSTANDING       REMAINING        AVERAGE     EXERCISABLE AT     AVERAGE

                                    DECEMBER 31,     CONTRACTUAL      EXERCISE      DECEMBER 31,      EXERCISE

RANGE OF EXERCISE PRICES               2002             LIFE            PRICE           2002           PRICE
----------------------------------  ------------     -----------      --------      ------------      --------

$0.12 -$0.29                         2,613,000           9.32          $0.222        2,251,750         $0.216
$0.30 -$0.45                         3,135,179           9.58          $0.344        1,836,179         $0.346
$0.843 - $0.927                        905,000           8.69          $0.871          451,250         $0.878
                                  ------------                                    ------------
                                     6,653,179                                       4,539,179
                                  ============                                    ============

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12- COMMITMENTS AND CONTINGENCIES
--------------------------------------

Settlement Agreements
---------------------

During 2000, the Company issued 30,000 shares of common stock to Fred Schmid, former CEO and President of WindStar, for management and financial consulting services, which were recorded by a charge to operations and credit to equity for $134,375. In addition, the Company issued 39,213 shares of common stock to Schmid and Erik Nelson, both of whom were former stockholders of WindStar, as a result of a late filing of the Company's Form 5-1 (penalty shares), which resulted in a charge to operations and a credit to equity for $247,532.

On November 22, 2000, the Company entered into a settlement agreement in which it agreed to dismiss a threatened lawsuit against Fred Schmid, Fred Schmid, Inc., Dale Runyon, a former principal shareholder of WindStar, and Erik Nelson (WindStar parties), and to terminate Schmid's consulting agreement. In this connection, Schmid and Nelson agreed to escrow the consulting shares and the penalty shares with an Escrow Agent and Dale Runyon agreed to return 800,000 transfer shares of common stock that were issued to him in a prior year. The settlement agreement provides that the escrow agent hold the above-mentioned shares until such time as a Form S-i is declared effective by the SEC. After a Form S-i is declared effective, the shares will be given to the Company. Upon completion of the stock transfer and a Form S-i being declared effective, the agreement will be deemed to be fully performed and the Company will record the return of these shares. On January 28, 2002 the S-i was withdrawn.

During 2002, the Company cancelled the 800,000 transfer shares, 35,463 Fred Schmid and 18,750 Erik Nelson consulting shares totaling 854,213 shares of common stock.

Legal Matters
-------------

The Company from time to time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

Other Liabilities
-----------------

In connection with the reverse merger in 1999, the Company assumed various current liabilities. As of December 31, 2002 and 2001, such liabilities aggregated $97,356, respectively.

Lease Commitments
-----------------

The Company leases commercial office space in Florida and Canada and office equipment under lease agreements, which expire at various dates through 2003. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. Rental expense for 2002 and 2001 aggregated approximately $201,643 and $141,000, respectively.

Minimum rental obligations under all non-cancelable operating leases with terms of one year or more as of December 31 are as follows:

                        YEARS ENDING DECEMBER 31,       AMOUNT
                     ------------------------------  -----------
                              2003                   $    67,236
                              2004                             -
                              2005                             -
                                                     -----------
                                                     $    67,236
                                                     ===========

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13- OPERATIONS IN GEOGRAPHIC AREAS
---------------------------------------

Identifiable assets are those assets of the Company that are identified with operations in each geographic area.


                                                                                  ADJUSTMENTS
                                                                                      AND          CONSOLIDATED
      Year Ended December 31, 2002:             UNITED STATES       CANADA        ELIMINATIONS        TOTAL
--------------------------------------------   ---------------  --------------   --------------   --------------
Sales to unaffiliated customers                 $ 6,954,663      $    788,967     $          -     $  7,743,630
Transfers between geographic areas                  333,238                 -         (333,238)               -
                                               ---------------  --------------   --------------   --------------
Total sales                                     $ 7,287,901      $    788,967     $   (333,238)    $  7,743,630
                                               ===============  ==============   ==============   ==============

Operating profit (loss)                         $   715,665      $    (15,910)    $          -     $    699,755
                                               ===============  ==============   ==============   ==============

Identifiable assets as of December 31, 2002     $ 1,586,053      $     64,230     $    (96,078)    $  1,554,205
                                               ===============  ==============   ==============   ==============



      Year Ended December 31, 2001:             UNITED STATES       CANADA        ELIMINATIONS        TOTAL
--------------------------------------------   ---------------  --------------   --------------   --------------

Sales to unaffiliated customers                 $  2,927,322     $  1,152,848     $          -     $  4,080,170

Transfers between geographic areas                   679,584               -          (679,584)               -
                                               ---------------  --------------   --------------   --------------

Total sales                                     $ 3,606,906      $  1,152,848     $   (679,584)    $  4,080,170
                                               ===============  ==============   ==============   ==============

Operating loss                                  $(1,507,747)     $    (47,474)    $          -     $ (1,555,221)
                                               ===============  ==============   ==============   ==============

Identifiable assets as of December 31, 2001     $   516,244      $    127,348     $    (33,039)    $    610,553
                                               ===============  ==============   ==============   ==============





NOTE 14- FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The carrying amount of cash, accounts receivables, deposits, accounts payable, other payables and debentures approximates fair value because of their short maturities.


NOTE 15- GOING CONCERN
----------------------

During the years ended December 31, 2002 and 2001, the Company incurred net income (losses) of $338,678 and ($1,667,202), has a working capital deficiency of $503,032 and $1,312,863 and has $222,095 and $39,901 of cash at December 31,
2002 and 2001, respectively, all of which raises substantial doubt about the Company's ability to continue as a going concern.

NEXLAND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15- GOING CONCERN, CONTINUED
---------------------------------

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


NOTE 16- SUBSEQUENT EVENTS
--------------------------

The Company has signed a non-binding letter of intent to be acquired by Symantec Corporation for $21,700,000 in cash. The Company has had a joint development relationship with Symantec for two years. Symantec currently licenses the Company's technology for use in the Symantec FirewallNPN Appliance series that combines firewall, VPN, networking and other capabilities in a single unit to meet the unique needs of remote offices, branch offices and small businesses.

Completion of the proposed transaction is subject to numerous conditions, including Symantec's due diligence investigation, approval by both companies' boards of directors negotiation and execution of a definitive acquisition agreement and approval of the Company's stockholders, among other conditions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our directors and executive officers and their ages as of March 18, 2003, are as follows:

NAME                         AGE     POSITION
-------------------------  ------  ---------------------------------------------

Gregory S.  Levine           36      President, Chairman of the Board
                                     of Directors

Martin E.  Dell'Oca          40      Chief Financial Officer, Secretary
                                     and Director

I. Daniel Sultan             52      Director


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

      ISRAEL DANIEL SULTAN, is the founder of Nexland, Inc, and member of the Board of Directors. Mr. Sultan began his career as a Nuclear Physics System Programmer at the College de France Laboratory of Nuclear Physics. In 1973, he started a software training center in France, which is still in business today under the direction of his wife. In 1990, Mr. Sultan ran IPC France, a startup PC manufacturer, which grew to obtain 5% of the French market in three years, prior to being sold in 1993. In 1994, Mr. Sultan founded Nexland, LP and is currently Technical Director of Nexland France and a principal shareholder of our Company. Mr. Sultan assisted our Company in becoming the first company to offer a digital subscriber line and cable modem sharing device based upon the Internet protocol of PPPoE (point-to-point over ethernet). Mr. Sultan earned his Ph.D. in computing from the University of Paris, Jussieu, in 1986.

      Mr.  Sultan  became  Chief  Technology  Officer  in  January,   2003  with
responsibility of all research and development of the Company.


EXECUTIVE COMPENSATION

      The following table shows all the cash compensation paid by our Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2002 and 2001 to our Company's two highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. No other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.


ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth compensation for the fiscal year ended December 31, 2001 for our current executive officers:


                       SUMMARY COMPENSATION TABLE


                        ANNUAL COMPENSATION                                   LONG-TERM COMPENSATION
                  -----------------------------     ----------------------------------------------------------------------
                                                       AWARDS                                PAYOUTS
                                                      ----------            ----------------------------------------------
(A)                (B)      (C)      (D)             (E)                 (F)           (G)         (H)             (I)
                                                                     RESTRICTED    SECURITIES
NAME & PRINCIPAL                                 OTHER ANNUAL           STOCK      UNDERLYING      LTIP         ALL OTHER
COMPENSATION       YEAR   SALARY($)   BONUS($)   COMPENSATION($)       AWARDS        OPTIONS     PAYOUTS      COMPENSATION
----------------  ------ ------------ --------  ----------------     ----------   -----------    -------      ------------

Greg Levine        2002      $150,000     -0-                -0-            -0-    300,000(1)        -0-        $46,500(2)
   President and   2001      $150,000     -0-                -0-            -0-    400,000(3)        -0-       $126,500(4)
   Chairman of     2000      $100,000     -0-            $10,000            -0-    700,000(5)        -0-              -0-
   the Board

Martin Dell'Oca    2002      $150,000     -0-                -0-            -0-    300,000(6)        -0-        $46,500(7)
  Chief            2001      $150,000     -0-                -0-            -0-    400,000(8)        -0-        $84,500(9)
  Financial        2000   $92,667(10)     -0-                -0-   $500,000(11)   400,000(12)        -0-               -0-
  Officer and
  Secretary

(1)   Mr. Levine received 300,000 vested options in 2002.

(2)   Represents   the  value,   at  fiscal  year  end,  of  unexercised
      in-the-money options granted in 2002.

(3)   Mr. Levine received 400,000 vested options in 2001.

(4)   Represents   the  value,   at  fiscal  year  end,  of  unexercised
      in-the-money options granted in 2001.

(5)   Mr. Levine received  700,000 options in 2000, of which 587,500 are
      currently  vested  and,  commencing   September  6,  2001,  37,500
      options vest each year for a 4-year period.

(6)   Mr. Dell'Oca received 300,000 vested options in 2002.

(7)   Represents   the  value,   at  fiscal  year  end,  of  unexercised
      in-the-money options granted in 2002.

(8)   Mr. Dell'Oca received 400,000 vested options in 2001.

(9)   Represents   the  value,   at  fiscal  year  end,  of  unexercised
      in-the-money options granted in 2001.

(10)  Mr.   Dell'Oca   received   $76,000  as  salary  and  $16,667  for
      consulting services rendered to our Company from March 1 to April 30, 2000, prior to his position as Chief Financial Officer.

(11) Mr. Dell'Oca received 200,000 shares of common stock of our Company on May 1, 2000.

(12) Mr. Dell'Oca received 400,000 options in 2000, of which 287,500 are currently vested and, commencing September 6, 2001, 37,500 options vest each year for a 4-year period.

EMPLOYMENT AGREEMENTS

      On May 1, 2000, our Company entered into a five-year employment agreement with Mr. Levine. Pursuant to this agreement, Mr. Levine is employed as the President of our Company. Mr. Levine has an annual base salary of $150,000. In addition, Mr. Levine is entitled to incentive bonus compensation in an amount to be determined by our Board of Directors. In the event that Mr. Levine's employment is terminated by our Company without "cause," other than in connection with a change of control, he is entitled to receive his salary for a period of 12 months from the date of termination. The agreement provides that Mr. Levine will not compete with our Company during his employment and for one year thereafter.

      On May 1, 2000, our Company entered into a two-year employment agreement with Mr. Dell'Oca with automatic annual renewals. Pursuant to this agreement, Mr. Dell'Oca is employed as the Chief Financial Officer of our Company. Mr.

Dell'Oca has an annual base salary of $150,000. In addition, Mr. Dell'Oca received 200,000 shares of common stock of our Company. Mr. Dell'Oca has piggy-back registration rights with respect to his stock in our Company. In the event that Mr. Dell'Oca's employment is terminated by our Company on or after May 1, 2001 without "cause," other than in connection with a change of control, he is entitled to receive his salary for a period of 12 months from the date of termination. The agreement provides that Mr. Dell'Oca will not compete with our Company during his employment and for one year thereafter.

      The following table contains information regarding options exercised in the year ended December 31, 2002 and the number of shares of common stock underlying options held as of December 31, 2002 by our Company's executive officers.


                    AGGREGATED OPTIONS/SAR EXERCISES

                        IN LAST FISCAL YEAR AND
                 FISCAL YEAR END OPTIONS/SAR VALUES(1)

                                                 NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                       SHARES                   UNDERLYING UNEXERCISED          IN-THE-MONEY
                     ACQUIRED ON    VALUE           OPTIONS/SAR'S              OPTIONS/SARS'S
NAME                  EXERCISE     REALIZED($)   AT FISCAL YEAR END(1)       AT FISCAL YEAR END(2)

Gregory S. Levine        -0-         -0-      Exercisable   1,325,000            $91,500
                         -0-         -0-      Unexercisable    75,000                 --

Martin Dell'Oca          -0-         -0-      Exercisable   1,025,000            $70,500
                         -0-         -0-      Unexercisable    75,000                 --


---------------------------------
(1) These grants represent options to purchase common stock. No SAR's have been granted.


(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of December 31, 2002.


      The following table contains information regarding grants of stock options made during the year ended December 31, 2002 to our Company's executive officers.


OPTION/SAR GRANTS TABLE


                                                    % TOTAL
                     NO. OF SECURITIES            OPTIONS/SAR'S
                         UNDERLYING                GRANTED TO
                    OPTIONS/SARS'S GRANTED      EMPLOYEES IN FISCAL    EXERCISE OR BASE PRICE
       NAME                  (#)                    YEAR(%)             ($ PER SHARE)            EXPIRATION DATE
------------------  ----------------------      -------------------   ------------------------  -----------------

Gregory S. Levine          150,000                   5.8%                     $0.130            May 5, 2012
                           150,000                   5.8%                     $0.080            November 1, 2012

Martin Dell'Oca            150,000                   5.8%                     $0.130            May 5, 2012
                           150,000                   5.8%                     $0.080            November 1, 2012


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

      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2002, [ALL SECTION 16(A) FILING REQUIREMENTS APPLICABLE TO OUR OFFICERS, DIRECTORS AND GREATER THAN 10% BENEFICIAL OWNERS WERE COMPLIED WITH.]

ITEM  11.   SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL   OWNERS  AND
MANAGEMENT

      The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 18, 2003, as to (i) each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers of our Company as a group.

      For the purpose of this table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 18, 2003. Shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

                                                        COMMON STOCK
                                                      BENEFICIALLY OWNED
               NAME AND ADDRESS               ----------------------------------
               OF BENEFICIAL OWNER               NUMBER            PERCENTAGE(1)
               -------------------               ------            -------------
               I.  Daniel Sultan                13,711,251(2)             39.37%
               P.O. Box 3783
               Hallandale, Florida 33008

               Andre Chouraqui                   5,044,500                14.49%
               Barker Road #2, House #9
               The Peak, Hong Kong

               Laurent Solomon(4)                5,044,500                14.49%
               P.O.  Box 9096
               Daytona Beach, Florida  32120

               Greg Levine                       3,622,250(5)(6)          10.40%
               P.O.  Box 693267
               Miami, Florida 33169

               Yves Many(7)                      2,522,250                 7.24%
               P.O.  Box 693267
               Miami, Florida 33169

               Martin Dell'Oca                   1,000,000(8)              2.87%
               385 Hampton Lane
               Key Biscayne, FL 33149

               All directors and executive      18,333,501                52.65%
               officers as a gorup (3 persons)

(1) Applicable percentage of ownership is based on 34,824,172 shares of common stock outstanding as of March 17, 2003, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting an investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 18, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of our Company.

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

      To the knowledge of our management, there are no present arrangements or pledges of securities of our Company, which may result in a change in control of our Company other than the possible sale of the Company to Symantec mentioned in
Item 4.

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

      Our Company has not engaged in any transactions with management or others in which the amount involved exceeds $60,000 other than the following:

      On November 6, 2002 multiple agreements, as described below in more detail, were signed to renegotiate related party accounts payable balances to Promissory Notes, purchase assets and to grant to Nexland, Inc. the option to purchase worldwide distribution rights and all claims of technology development.


PROMISSORY NOTE AGREEMENTS

      An Agreement and Release was signed with Smerwick, Ltd., a related party and major stockholder, to release an account payable balance of $313,016 in consideration of a cash payment of $150,000 and the execution of a Promissory
Note in the amount of $163,016. The Promissory Note accrues interest at a rate of 8% per annum with principal and interest payments of $7,500 monthly in arrears.

      An Agreement and Release was signed with Longfield, Ltd., a related party and major stockholder, to release an account payable balance of $306,465 in consideration of a cash payment of $150,000 and the execution of a Promissory
Note in the amount of $156,465. The Promissory Note accrues interest at a rate of 8% per annum with principal and interest payments of $7,500 monthly in arrears.

PURCHASED ASSETS AGREEMENT

      An Asset Purchase Agreement was signed with Nexland Asia Limited, a related party and major stockholder, to purchase all of the properties, rights, interests and other tangible and intangible assets of Nexland Asia Limited.

      In consideration of the purchase, a Promissory Note was executed by our Company in the amount of $470,000 bearing an interest rate of 6% per annum. The entire principal amount and all accrued interest is due and payable upon the earlier of (i) the tenth anniversary date of the note or (ii) a sale of substantially all of the assets of Nexland, Inc. The principal amount shall become immediately due and payable upon any bankruptcy proceedings or change of control. In addition, if our Company records, at the end of any fiscal year, accumulated shareholder equity in excess of two million dollars, the note shall become due and payable 45 days following the filing of the corresponding report with the Securities and Exchange Commission.

IRREVOCABLE OPTION AGREEMENT

      An Irrevocable Option Agreement was signed with Nexland, S.A. to purchase all of the assets of Nexland, S.A. upon the election of Nexland, Inc. Assets shall include all of the properties, rights, interests and other tangible and intangible assets of Nexland, S.A. Our Company's Internet Sharing Device was initially developed by Nexland S.A. in France. In 1997, Nexland, Inc. began enhancing the core technology and developed various components.

      As consideration for the option, Nexland, Inc. delivered to Nexland, S.A. 25,000 newly-issued shares of our Company's common stock. The Company recognized $4,249 in expenses relating to the issuance of the common stock.

      In the event our Company elects to exercise its option, Nexland, Inc. will deliver to Nexland, S.A. 1,475,000 newly-issued shares of our Company's common stock as consideration for such exercise.

      During 2002, our Company issued the following options to purchase shares of common stock:


DATE OF ISSUANCE         RECIPIENT        NUMBER OF OPTIONS   EXERCISE PRICE    EXPIRATION DATE
----------------         ---------        -----------------   --------------    ---------------

May 5, 2002             I. Daniel Sultan       150,000           $0.143         May 5, 2012
May 5, 2002             Gregory Levine         150,000           $0.130         May 5, 2012
May 5, 2002             Martin Dell'Oca        150,000           $0.130         May 5, 2012

November 1, 2002        I. Daniel Sultan       150,000           $0.090         November 1, 2012
November 1, 2002        Gregory Levine         150,000           $0.080         November 1, 2012
November 1, 2002        Martin Dell'Oca        150,000           $0.080         November 1, 2012

      In January 2001, our Company agreed to pay consulting fees of $150,000 annually to I. Daniel Sultan, of which our Company paid $52,000 in cash and accrued $98,000 of these consulting fees. During 2002, the Company paid $139,000 in cash and accrued $11,000 of these consulting fees (total accrual is $109,000)

ITEM 13.  EXHIBITS AND  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON
FORM 8-K

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

      The following documents are incorporated herein by reference from the Registrant's Form S-1 Registration Statement filed with the Securities and Exchange Commission (the "COMMISSION"), Commission file #333-3074 on April 1, 1996 and declared effective by the Commission August 16, 1996:

NUMBER      DOCUMENT
---------   --------------------------------------------------------------------
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

      None

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 3, 2003                NEXLAND, INC.


                                     By: /s/ Gregory S. Levine
                                         ---------------------------
                                         Gregory S. Levine
                                         President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                         DATE
---------                   -----                         ----

/s/ Gregory S. Levine       President and Director        April 3, 2003
-----------------------
Gregory S. Levine


/s/ Martin E. Dell'Oca      Chief Financial Officer       April 3, 2003
-----------------------     and Director
Martin E. Dell'Oca

/s/ Daniel Sultan           Director                      April 3, 2003
-----------------------
I. Daniel Sultan

                                  CERTIFICATION
                             PURSUANT TO SECTION 302


I, Gregory S. Levine, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Nexland, Inc.;

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


Date:  April 1, 2003                     By: /s/ Gregory S. Levine
                                             ---------------------
                                             President
                                       34

                                  CERTIFICATION
                             PURSUANT TO SECTION 302


I, Martin E. Dell'Oca, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Nexland, Inc.;

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


Date:  April 1, 2003                     By: /s/ Martin E. Dell'Oca
                                             ----------------------
                                             Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nexland, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Gregory S. Levine
---------------------
Gregory S. Levine
President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nexland, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Martin E. Dell'Oca
----------------------
Martin E. Dell'Oca
Chief Financial Officer