Form 10QSB
period 2003-03-31
NEXLAND INC
filed 2003-05-19
CIK 1011722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of  the Securities Exchange
    Act of 1934

                  For the quarterly period ended MARCH 31, 2003

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      As of May 12, 2003, there were 34,824,172 shares outstanding of issuer's common stock.

                                     PART I

ITEM 1.     FINANCIAL STATEMENTS

FINANCIAL INFORMATION

                          NEXLAND, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2003 AND 2002

                                TABLE OF CONTENTS






Condensed Consolidated Financial Statements:


         Condensed Consolidated Balance Sheets at March 31, 2003
                (Unaudited) and December 31, 2002 (Audited)................F - 3

         Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2003 and 2002
            (Unaudited)....................................................F - 4

         Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 2003 and 2002
                (Unaudited)................................................F - 5


Notes to Condensed Consolidated Financial Statements.........F - 6 through F - 7



NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                                MARCH 31,               DECEMBER 31,
                                                                  2003                   2002*
                                                            ----------------        ----------------

Current assets:
   Cash                                                        $     93,468           $   222,095
   Accounts receivable,net                                          260,951               153,782
   Inventory, net                                                   528,041               591,992
   Prepaid expenses                                                  45,411                53,206
                                                            ----------------        ----------------
         Total current assets                                       927,871             1,021,075
                                                            ----------------        ----------------
Property and equipment, net                                         184,073               202,038
                                                            ----------------        ----------------

   Other assets:
      Deposits and other assets                                      18,711                19,892
      Intangible asset, net                                         283,750               311,200
                                                            ----------------        ----------------
         Total other assets                                         302,461               331,092
                                                            ----------------        ----------------
         Total assets                                         $   1,414,405           $ 1,554,205
                                                            ================        ================

                         LIBILITIES AND CAPITAL DEFICIT
                         ------------------------------

Current liabilities:
   Accounts payable                                           $     922,871           $   758,487
   Accrued professional fees                                        230,995               169,422
   Accrued expenses                                                 397,665               340,455
   Notes payable to related party supplier, current portion         319,481               158,387
   Other liabilities                                                 97,356                97,356
                                                            ----------------        ----------------
         Total current liabilities                                1,968,368             1,524,107
                                                            ----------------        ----------------
   Notes payable to related party supplier, net of current
      portion                                                       470,000               631,095
                                                            ----------------        ----------------
        Total liabilities                                         2,438,368             2,155,202
                                                            ----------------        ----------------
 Commitments and contingencies

Capital deficit:
   Preferred stock, $0.0001 par value; 10,000,000 shares
    authorized; no shares outstanding                                     -                     -
   Common stock, $0.0001 par value; 50,000,000 shares
    authorized; 34,824,172 shares issued and
    outstanding at March 31, 2003 and December 31, 2002               3,482                 3,482
   Additional paid-in capital                                     3,927,919             3,927,919
   Accumulated deficit                                           (4,955,364)           (4,532,398)
                                                            ----------------        ----------------
        Total capital deficit                                    (1,023,963)             (600,997)
                                                            ----------------        ----------------
        Total liabilities and capital deficit                $    1,414,405           $  1,554,205
                                                            ================        ================


*The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.





     See accompanying notes to condensed consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

--------------------------------------------------------------------------------


                                                 THREE MONTHS ENDED
                                         --------------------------------
                                              March 31,       March 31,
                                                2003            2002
                                         ---------------  ---------------

Sales                                     $   751,742       $   1,033,953
                                          --------------    -------------

Cost of sales                                  316,037            444,613
                                          --------------    -------------

Gross profit                                   435,705            589,340
                                          --------------    -------------

Operating expenses:
   Selling, general and administrative          843,001           707,561

Loss from Operations                           (407,296)         (118,221)
                                          --------------    --------------
Other Expense:
   Interest Expense                             (15,670)          (23,553)
                                          --------------    --------------

Net Loss                                  $    (422,966)    $    (141,774)
                                          ==============    ==============
Net loss per common share, basic and
   diluted                                $       (0.01)    $       (0.00)
                                          ==============    ==============

Weighted-average number of common shares     34,824,172        35,653,385
                                          ==============    ==============



     See accompanying notes to condensed consolidated financial statements.

NEXLAND, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

--------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED
                                                --------------------------------
                                                    March 31,       March 31,
                                                      2003            2002
                                                ---------------  ---------------

Net cash provided by (used in) operating         $   (126,889)    $   17,718
                                                ---------------  ---------------
Cash flows from investing activities:
   Purchase of property and equipment                  (1,738)        (2,255)
                                                ---------------  ---------------

Net increase (decrease) in cash                      (128,627)        15,463
Cash, beginning of period                             222,095         39,901
                                                ---------------  ---------------
Cash, end of period                              $     93,468     $   55,364
                                                ==============  ================

Supplemental Cash Flow Information:
----------------------------------
   Cash paid for interest                        $     2,414      $   19,729
                                                ===============  ===============
   Cash paid for taxes                           $         -      $        -
                                                ===============  ===============




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

It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - STOCK OPTIONS
----------------------

In the three months ending March 31, 2003, the Company granted no new options.

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

The fair value of each option is estimated on the date of grant using the fair value-pricing model with the assumption:

                  Risk-free interest rate             6.0%
                  Expected life                       5 - 10 years
                  Expected volatility                 1.24
                  Dividend yield                      0.0

Had the compensation expense for the employee stock options been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss for the three months ended March 31, 2003 would not have changed.

The Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                      2003            2002
                                                ---------------  ---------------

        Net loss as reported                      $  (422,966)    $  (141,774)
                                                ---------------  ---------------
        Pro forma net loss                        $  (422,966)    $  (141,774)
                                                ---------------  ---------------
        Basic loss per share as reported          $     (0.01)     $     0.00
                                                ---------------  ---------------
        Basic loss per share pro forma            $     (0.01)     $     0.00
                                                ---------------  ---------------

NOTE 3 - CONCENTRATIONS
-----------------------

During the three months ended March 31, 2003, approximately 1% of the Company's revenues were generated by one customer in the technology sector and 28% in the same period in 2002.


NOTE 4 - GOING CONCERN
----------------------

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


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

On April 2, 2003, the Company, entered into a Factoring Agreement with ExpoCredit for one year. The Company has assigned substantially all of its accounts receivable and finished goods inventory to the factor as collateral. The Company may request advances up to 80% of the eligible receivables. The factor charges the Company a commission equal to 3% per month of financing. The previous factor and applicable rights to collateral were fully released prior to the new contract signing.

On May 13, 2003, the Company entered into a definitive agreement to be acquired by Symantec Corp. for $19,600,000 in cash. Completion of the proposed transaction is subject to approval of Nexland's stockholders, expiration of the U.S. HSR antitrust waiting period and other customary closing conditions.

The Company has had a joint development relationship with Symantec for two years. Symantec currently licenses the Company's technology for use in the Symantec Firewall/VPN Appliance series that combines firewall, VPN, networking and other capabilities in a single unit to meet the unique needs of remote offices, branch offices and small businesses.

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

GOING CONCERN

      The Company's auditors stated in their reports on the financial statements of the Company for the years ended December 31, 2002 and December 31, 2001 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2002 and 2001, the Company incurred net income (losses) of $338,678 and ($1,667,202), respectively, and the Company had an accumulated deficit of $600,997 and $1,175,432, respectively. Management believes that resources will be available from private and operating sources in 2003 to continue the marketing of the Company's Internet sharing devices. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

RECENT DEVELOPMENTS

      On May 13, 2003, we entered into a definitive agreement to be acquired by Symantec Corp. for $19,600,000 in cash. The aggregate consideration will result in an estimated net consideration of $.5118 per outstanding share, after payment to the holders of outstanding and vested in-the-money options and warrants.

      Completion of the proposed transaction is subject to approval of Nexland's stockholders and other customary closing conditions. Documentation will be filed with the Securities and Exchange Commission related to the transaction. That documentation will contain important information which Nexland stockholders should read carefully before any decision is made with respect to the transaction. These documents will be made available to all stockholders of the Company and will also be available at the SEC's web site at www.sec.gov.

SIGNIFICANT PLANT OR EQUIPMENT PURCHASES

      We do not currently anticipate any significant plant or equipment purchases during the next twelve months.

CHANGES IN THE NUMBER OF EMPLOYEES

      We currently have twenty five (25) employees in Miami and five (5) in Canada. We do not anticipate hiring additional employees during the remainder of 2003. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan.

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

RESULTS OF OPERATIONS

      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

      (1) REVENUES. For the three months ended March 31, 2003, our Company had $751,742 in revenue as compared to $1,033,953 in revenue for the three months ended March 31, 2002, a decrease of 27.3%. The decrease between the comparable quarters can be attributed to the decline in sales to Symantec. Symantec held sufficient inventory during the quarter ending March 31, 2003 and was building their inventory levels during the comparable period in 2002. Sales of units of our Internet access "hardware routers" for small offices and home users decreased to 4,399 for the three months ended March 31, 2003 from 5,623 units for the three months ended March 31, 2002, a decrease of 21.7%.

      (2) COST OF SALES. For the three months ended March 31, 2003, our Company had $316,037 (42%) in cost of sales as compared to $444,613 (43%) in cost of sales for the three months ended March 31, 2002.

      (3) GROSS PROFIT. For the three months ended March 31, 2003, our Company's gross profit was $435,705 (58%) as compared to $589,340 (57%) in gross profit for the three months ended March 31, 2002.

      (4) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

      THREE MONTHS ENDED MARCH 31, 2003 AND 2002. For the three months ended March 31, 2003, selling, general and administrative expenses increased to $843,001, as compared to $707,561 for the three months ended March 31, 2002. The increase of $135,440 is the result of an increase in compensation expense of $98,132 and an increase of other expenses by $37,308.

      During the three month period ended March 31, 2003, the Company had no transactions that resulted in non-cash selling, general and administrative expenditures. During the comparable period in 2002, the Company had one non-cash transaction that resulted in non-cash expenditures. The Company recorded a charge of $62,499 in connection with the issuance of common stock to the Chief Financial Officer to amortize his unearned compensation in accordance with his employment agreement The Company expects to increase its selling, general and administrative expenses in the future in proportion to the Company's anticipated growth in sales.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. For the three months ended March 31, 2003, the Company's net cash provided by (used in) operating activities was ($126,889), as compared to cash provided by operating activities of $17,718 for the three months ended March 31, 2002, a decrease of $144,607. This decrease in cash flow resulted primarily from increases in the Company's net operating loss on decreased sales during the comparable three month periods.

      At March 31, 2003, the Company's current assets were 927,871 compared to $1,021,025 at March 31, 2002. The Company's current liabilities as at March 31, 2003 was $1,968,368 compared to $1,524,107 at March 31, 2002. The Company has no assured financial resources available to meet its March 31, 2003 working capital deficit of $1,040,497 and future operating costs.

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

WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

      We had a working capital deficit of $1.0 million at March 31, 2003. We had a working capital deficit of $0.5 million and $1.3 million at December 31, 2002 and 2001, respectively. We had an accumulated deficit of $5.0 million at March 31, 2003. We had an accumulated deficit of $4.5 million and $4.9 million at December 31, 2002 and 2001, respectively. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

WE HAVE HAD A HISTORY OF A LIMITED CUSTOMER BASE AND THIS MAY CONTINUE

      At present, our customer base consists primarily of Symantec Corporation, Internet service providers, telephone companies, and value-added resellers. Our ability to operate depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably. If any of our major customers stop or delay their purchases of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In 2001, sales to 10 customers accounted for 48% of our revenue, while in 2002, sales to 10 customers accounted for 78% of our revenue. For the three months ended March 31, 2003, Symantec Corporation generated 1% of the Company's revenue and generated 28% for the same period in 2002. If these customers cancel or delay their purchase orders, our revenue may decline and the price of our common stock may fall. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Although our financial performance depends on large orders from a few key customers and resellers, we do not have any long-term binding commitments from any of them.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and its Controller. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGE IN INTERNAL CONTROLS

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      On April 24, 2003, RSG Services, Inc. filed a complaint in the State of Illinois in the Circuit Court for the Sixth Judicial, Champaign County against Nexland, Inc., alleging a branch of contract. RGS Services, Inc., seeks damages in the amount of $20,671.20.



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

10.15 Placement Agent Agreement dated March 19, 2001, between May Davis Group, Inc. ("May Davis") and the Company.

10.16 Escrow Agreement dated March 19, 2001, between May Davis, the Company and First Union National Bank.

      The  following   documents  are   incorporated   by  reference   from  the
Registrant's Form 10-Q filed with the Commission on November 14, 2001:

10.17 Employment Agreement, effective August 16, 2001, between the Company and Robert W. Nelson.

The following documents are incorporated by reference from the Registrant's Form 8-K filed with the Commission on May 16, 2003:

2.1 Agreement and Plan of Merger, dated May 13, 2003 by and among Symantec Corporation, Nebraska Acquisition Sub, Inc. and the Company.

9.1 Form of Voting Agreement, dated May 13, 2003, by and among Symantec Corporation, the Company and certain stockholders of the Company.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      May 16, 2003                   NEXLAND, INC.

                                           By:/s/Martin Dell'Oca
                                              ----------------------------------
                                                 Martin Dell'Oca
                                                 Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Nexland, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/Gregory S. Levine
--------------------------------
Gregory S. Levine
Chief Executive Officer


/s/Martin Dell'Oca
--------------------------------
Martin Dell'Oca
Chief Financial Officer

                            OFFICER'S CERTIFICATE
                           PURSUANT TO SECTION 302

      The undersigned Chief Executive Officer of Nexland, Inc., hereby certifies that:

      1. he has reviewed the report;

      2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

      4. he and the other certifying officers:

         a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

         b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

         c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

         d.  have   presented  in  the  report  their   conclusions   about  the
effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           /s/Gregory S. Levine
                                           -------------------------------------
                                           Gregory S. Levine
                                           Chief Executive Officer

                            OFFICER'S CERTIFICATE
                           PURSUANT TO SECTION 302

      The undersigned Chief Financial Officer of Nexland, Inc., hereby certifies that:

      1. he has reviewed the report;

      2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

      4. he and the other certifying officers:

         a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

         b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

         c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

         d.  have   presented  in  the  report  their   conclusions   about  the
effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           /s/Martin Dell'Oca
                                           -------------------------------------
                                           Martin Dell'Oca
                                           Chief Financial Officer